Form 10QSB
period 1996-06-30
PERIPHERAL CONNECTIONS INC
filed 1996-11-04
CIK 894557

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

Commission File No. 33-55254-39

                          PERIPHERAL CONNECTIONS, INC.
                          ----------------------------
      (Exact name of Small Business Issuer as specified in its charter)


            NEVADA                                            87-0485315
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

2 SHEPPARD AVENUE EAST, SUITE 1800
NORTH YORK, ONTARIO M2N 5Y7
---------------------------------------
(Address of principal executive offices)

Issuer's telephone number, including area code (416) 250-1212

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                 No
                            -----                  -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,000,000 shares of $.001 par value class A common stock outstanding as of June 30, 1996


Transactional Small Business Disclosure Format (check one):  Yes        No  X
                                                                 -----    -----

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not indicate all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principals. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATION.

         The Company has no operational history and has yet to engage in business of any kind. All risks inherent in a new and inexperienced enterprise are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business operations for acquisition.

         As of June, 1996, the Company had no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. and should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Nevada for failing to file reports, at which point the Company would no longer be a viable corporation under Nevada law and would be unable to function as a legal entity. Should management decide not to further pursue its acquisition activities, management may abandon its activities and the shares of the Company would become worthless. However, the Company's officers, directors and major shareholder have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly- held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, printing and copying fees and other miscellaneous fees.

         Based on current economic and regulatory conditions, Management believes that it is possible, if not probable, for a company like the Company, without assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

         On July 2, 1996, the existing directors of the Company, David Yeaman and Krista Neilson resigned as directors of the Company, and Melvyn Moscoe and Milton Klyman were appointed as the new directors. Also on July 2, 1996, the Company sold a 12.5 percent $200,000.00 debenture convertible into $0.001 Par Value Class A Common Shares at 10 cents per share to M.I. Manek Investments Inc. pursuant to Regulation S.

                          PERIPHERAL CONNECTIONS, INC.
                         (A Development Stage Company)


                                 Balance Sheet


                                     ASSETS

                                                              June. 30,                  Dec. 31,
                                                                  1996                      1995
CURRENT ASSETS                                               (Unaudited)                 (Audited)
--------------                                               -----------                 ---------
         Cash in Bank                                        $          0              $          0
                                                              -----------               -----------

                 Total Current Assets                                   0                         0
                                                              -----------               -----------

OTHER ASSETS
------------

         Organizational Costs                                           0                         0
                                                              -----------               -----------
                                                                        0                         0
                                                              -----------               -----------

                                                             $          0              $          0
                                                               ==========               ===========

                           LIABILITIES & EQUITY
                           --------------------

LIABILITIES & EQUITIES
----------------------

CURRENT LIABILITIES
         Accounts Payable                                    $          0              $          0
                                                              -----------               -----------

                 Total Current Liabilities                              0                         0
                                                              -----------               -----------

STOCKHOLDERS' EQUITY
--------------------

         Common Stock $0.001 par value
         authorized - 25,000,000 shares
         Issued and outstanding 1,000,000 shares                    1,000                     1,000

         Deficit accumulated during
         the development stage                                    (1,000)                   (1,000)
                                                                  -------                   -------

                 Total Stockholders' Equity                             0                         0
                                                              -----------               -----------

                                                             $          0              $          0
                                                              ===========               ===========


                          PERIPHERAL CONNECTIONS, INC.
                         (A Development Stage Company)



                            Statement of Operations




                                                            For the six months              March 14, 1990
                                                                 ended June 30            (Date of inception)
                                                 1996                     1995               to June 30, 1996
                                            ---------                ---------
Net Sales                                $          0             $          0                  $          0
Cost of Sales                                       0                        0                             0
                                          -----------              -----------                   -----------

         GROSS PROFIT                               0                        0                             0

G & A expenses                                      0                        0                         1,000
                                          -----------              -----------                      --------

NET LOSS                                 $          0             $          0                     $ (1,000)
                                               ------                   ------                        ------

Net (loss) per
weighted average shares                    $     0.00               $   (0.00)                    $   (0.00)
                                               ======                   ======                        ======


                          PERIPHERAL CONNECTIONS, INC.
                         (A Development Stage Company)



                  Statement of Changes in Stockholders' Equity

                                                   Common Stock       Additional
                                                Par Value $.001          Paid-in                 Retained
                                     Shares              Amount          Capital                  Deficit
                                     ------              ------          -------                  -------
Balances at 3/14/90
(Date of inception)                   - 0 -     $         - 0 -  $         - 0 -          $         - 0 -
Issuance of common
stock (restricted) at
$.001 per share at
3/14/90                           1,000,000               1,000            - 0 -
Net loss for period                                                                               (1,000)
                                 ----------            --------          --------             -----------

Balances at 12/31/90              1,000,000               1,000            - 0 -                  (1,000)
     Net loss for year                                                                              - 0 -
                                 ----------            --------          --------             -----------

Balances at 12/31/91              1,000,000               1,000            - 0 -                  (1,000)
     Net loss for year                                                                              - 0 -
                                 ----------            --------          --------             -----------

Balances at 12/31/92              1,000,000               1,000            - 0 -                  (1,000)
     Net loss for year                                                                              - 0 -
                                 ----------            --------          --------             -----------

Balances at 12/31/93              1,000,000               1,000            - 0 -                  (1,000)
     Net loss for year                                                                              - 0 -
                                 ----------            --------          --------             -----------

Balances at 12/31/94              1,000,000               1,000            - 0 -                  (1,000)
     Net loss for year                                                                              - 0 -
                                 ----------            --------          --------             -----------

Balances at 12/31/95              1,000,000               1,000            - 0 -                  (1,000)
     Net loss for year                                                                              - 0 -
                                 ----------            --------          --------             -----------

Balances at 6/30/96               1,000,000        $      1,000     $      - 0 -              $   (1,000)
                                 =========             ========          ========             ==========


                          PERIPHERAL CONNECTIONS, INC.
                         (A Development Stage Company)



                            Statements of Cash Flows


                                                            For the six months              March 14, 1990
                                                                 ended June 30           (Date of inception)
                                                  1996                    1995             to June 30, 1996
                                             ---------               ---------
OPERATING ACTIVITIES

Net (Loss)                                $          0            $          0                   $(1,000)
Item to reconcile net
(loss) to cash used by
operating activities:
Amortization                                         0                       0                          0
                                           -----------             -----------                -----------
NET CASH USED BY
OPERATING ACTIVITIES                                 0                       0                    (1,000)

INVESTING ACTIVITIES
Organization costs                                   0                       0                          0
                                           -----------             -----------                -----------
NET CASH USED BY
INVESTING ACTIVITIES                                 0                       0                          0

FINANCING ACTIVITIES
Proceeds from sale
of common stock                                      0                       0                      1,000
                                           -----------             -----------                -----------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                                 0                       0                      1,000

INCREASE IN CASH
Cash at beginning
of period                                            0                       0                          0
                                           -----------             -----------                -----------
CASH AT END
OF PERIODS                                $          0            $          0               $          0
                                                ======                  ======                     ======


                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PERIPHERAL CONNECTIONS, INC.


Dated:  July 30, 1996                            Milton Klyman
                                        -----------------------------------
                                        Milton Klyman, President and Director