Form 10QSB
period 1996-09-30
PERIPHERAL CONNECTIONS INC
filed 1996-11-04
CIK 894557

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

Commission File No. 33-55254-39

                          PERIPHERAL CONNECTIONS, INC.
                      --------------------------------------
       (Exact name of Small Business Issuer as specified in its charter)


                  NEVADA                                   87-0485315
-------------------------------                           ------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

2 SHEPPARD AVENUE EAST, SUITE 1800
NORTH YORK, ONTARIO M2N 5Y7
-------------------------------
(Address of principal executive offices)

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
State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,000,000 shares of $.001 par value class A common stock outstanding as of September 30, 1996


Transactional Small Business Disclosure Format (check one):  Yes        No  X
                                                                 ---       ---

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not indicate all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principals. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The Company has no operational history and has yet to engage in business of any kind. All risks inherent in a new and inexperienced enterprise are inherent in the Company's business. On July 2, 1996, the company raised the amount of $ 200,000 on the issuance of a 12.5 percent debenture which is convertible into $0.001 par value Class A common shares at the rate of 10 cents per share. With the proceeds of this $ 200,000 financing the Company plans to construct a new search-engine for financial products now being presented on the Internet. The Company plans to assemble the personnel and infrastructure to create the requisite Web software, which, in its opinion, when operational, can attract such potential advertisers in the financial world as brokers,money mangers, financial planners, publishers and banking institutions.

         Based on current projections Management believes it is possible to reach a significant portion of the 25-50 million investors who are currently availing themselves of similar services now being provided on the Internet.The Company recognizes that its software will provide a service now available in different forms by other Internet providers, and that the intensive competition which now exists on the Internet for "advertising" dollars might preclude it from ever establishing a viable business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company filed a report on Form 8-K, dated July 8, 1996, and an amendment to such form on Form 8-KA, dated October 29, 1996, to report a change of control of the Company as of July 2, 1996 and to report that the Company had issued its 12.5% convertible debenture in the amount of $200,000 on July 2, 1996.

                          PERIPHERAL CONNECTIONS, INC.
                         (A Development Stage Company)

                                 Balance Sheet

                                     ASSETS

                                                             Sept. 30,                  Dec. 31,
                                                                1996                      1995
CURRENT ASSETS                                              (Unaudited)                 (Audited)
--------------                                                -----------               -----------
         Cash in Bank                                          $200,000                 $     0
                                                               --------                 -------

         Total Current  Assets                                  200,000                       0
                                                               --------                 -------

OTHER ASSETS
------------

         Organizational Costs                                         0                       0
                                                               --------                 -------
                                                                      0                       0
                                                               --------                 -------

TOTAL ASSETS                                                   $200,000                 $     0
------------                                                   --------                 -------

                              LIABILITIES & EQUITY
LIABILITIES & EQUITIES

CURRENT LIABILITIES

         Accounts Payable                                      $      0                 $     0
                                                               --------                 -------

                 Total Current Liabilities                            0                       0
                                                               --------                 -------
         Convertible Debenture,
         12.5 percent, convertible
         into Common Shares at $.10
         per share                                             $200,000                 $     0
                                                               --------                 -------

STOCKHOLDERS' EQUITY

         Common Stock $0.001 par value
         authorized - 25,000,000 shares
         Issued and outstanding 1,000,000 shares                  1,000                   1,000

         Deficit accumulated during
         the development stage                                   (1,000)                 (1,000)
                                                               --------                 -------

                 Total Stockholders' Equity                           0                       0
                                                               --------                 -------


                                                               $200,000                 $     0
                                                               ========                 =======


                          PERIPHERAL CONNECTIONS, INC.
                         (A Development Stage Company)



                            Statement of Operations





                                           For the nine months            March 14, 1990
                                           -------------------         (Date of inception)
                                           ended Sept. 30               to Sept. 30, 1996
                                           -------------------
                                   1996           1995
                                 --------       ---------
Net Sales                         $   0          $    0                      $     0
Cost of Sales                         0               0                            0
                                  -----          ------                      -------

         GROSS PROFIT                 0               0                            0

G & A expenses                        0               0                        1,000
                                  -----          ------                      -------

NET LOSS                          $   0          $    0                      $(1,000)
                                  -----          ------                      -------

Net (loss) per
weighted average shares           $0.00          $(0.00)                     $ (0.00)
                                  =====          ======                      =======



                          PERIPHERAL CONNECTIONS, INC.
                         (A Development Stage Company)



                  Statement of Changes in Stockholders' Equity

                                                          Common Stock
                                                   --------------------       Additional
                                                        Par Value $.001          Paid-in        Retained
                                                   --------------------          -------        --------
                                   Shares               Amount                   Capital        Deficit
                                   ------               ------                   -------        -------
Balances at 3/14/90
(Date of inception)                - 0 -               $ - 0 -                $  - 0 -         $  - 0 -
Issuance of common
stock (restricted) at
$.001 per share at
3/14/90                         1,000,000                1,000                   - 0 -           (1,000)
Net loss for period             ---------              -------                ---------        --------

Balances at 12/31/90            1,000,000                1,000                   - 0 -           (1,000)
     Net loss for year                                                                            - 0 -
                                ---------              -------                ---------        --------

Balances at 12/31/91            1,000,000                1,000                   - 0 -           (1,000)
     Net loss for year                                                                            - 0 -
                                ---------              -------                ---------        --------

Balances at 12/31/92            1,000,000                1,000                   - 0 -           (1,000)
     Net loss for year                                                                            - 0 -
                                ---------              -------                ---------        --------

Balances at 12/31/93            1,000,000                1,000                   - 0 -           (1,000)
     Net loss for year                                                                            - 0 -
                                ---------              -------                ---------        --------

Balances at 12/31/94            1,000,000                1,000                   - 0 -           (1,000)
     Net loss for year                                                                            - 0 -
                                ---------              -------                ---------        --------

Balances at 12/31/95            1,000,000                1,000                   - 0 -           (1,000)
     Net loss for year                                                                            - 0 -
                                ---------              -------                ---------        --------


Balances at 9/30/96             1,000,000              $ 1,000                $  - 0 -         $ (1,000)
                                =========              =======                =========        ========


                          PERIPHERAL CONNECTIONS, INC.
                         (A Development Stage Company)



                            Statements of Cash Flows



                                                           For the nine months              March 14, 1990
                                                           -------------------            (Date of inception)
                                                              ended Sept. 30               to Sept. 30, 1996
                                                           -------------------            -------------------

                                                   1996                    1995
                                                 ---------               ---------
OPERATING ACTIVITIES

Net (Loss)                                     $      0                 $    0                $(1,000)

NET CASH USED BY
OPERATING ACTIVITIES                                  0                      0                 (1,000)
                                               --------                 ------                -------



FINANCING ACTIVITIES
Proceeds from sale
of common stock                                       0                      0                  1,000

Proceeds from sale
of  12.5% Convertible
Debenture                                      $200,000                 $    0                $     0
                                               --------                 ------                -------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                           $200,000                      0                $ 1,000

INCREASE IN CASH

CASH AT BEGINNING
OF PERIOD                                             0                      0                      0
                                               --------                 ------                -------

CASH AT END
OF PERIODS                                     $200,000                 $    0                $     0
                                               ========                 ======                =======


                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    PERIPHERAL CONNECTIONS, INC.
                                                    ---------------------------



Dated:  October 29, 1996                            Milton Klyman
                                                    ---------------------------
                                                    Milton Klyman,
                                                    President and Director