Form 10KSB
period 1996-12-31
PERIPHERAL CONNECTIONS INC
filed 1997-03-17
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB Annual Report under Section 13 or
                     15(d) of the Securities Exchange Act of 1934

For the fiscal year                         Commission File No.  33-55254-39
ended December 31, 1996

                          PERIPHERAL CONNECTIONS, INC.
                 (Name of Small Business Issuer in Its Charter)

        Nevada                                           87-0485315
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

2 Sheppard Avenue East, Suite 1800
North York, Ontario CANADA                            M2N 5Y7
(Address of Principal Executive Offices)            (Zip Code)

Registrant's Telephone Number, Including Area Code:      (416) 250-1212

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:  $   0

     Aggregate  market  value  of  voting  stock  held  by   non-affiliates   of
registrant: As of March, 1997, there was no market for issuer's securities.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 1,000,000 shares of $.001 par value Class A common stock outstanding as of March 6, 1997.

Transitional Small Business Disclosure Format:  Yes      No   X

                                     PART I

Item 1. Business

     Peripheral Connections, Inc. (the "Company") was incorporated under the laws of Nevada on March 14, 1990. The Company is in the developmental stage, and has no operational history and has yet to engage in business of any kind. The Company is in the process of investigating potential business ventures which, in the opinion of management, may provide a source of eventual profit to the Company. Such involvement may take many forms, including the acquisition of an existing business, the acquisition of assets to establish subsidiary businesses, or the creation of a new business such as the establishment of a search engine for the Internet, as described below. It is not certain whether the Company's current management would remain involved as management of an acquired business; presently unidentified individuals may be retained for such purposes.

     On July 2, 1996, the Company raised $200,000 through the issuance of a 12.5% debenture which was convertible into $0.001 par value Class A common shares of the Company ("Common Stock") at the rate of 10 cents per share (the "First Debenture"). On November 1, 1996, the Company raised $200,000 through the issuance of a 10% debenture (the "Second Debenture") which is convertible into Common Stock at the rate of 10 cents per share. The funds from the Second Debenture were used to repay in full and retire the First Debenture. The Second Debenture was sold to Chalmette Finance, Inc. pursuant to Regulation S. Chalmette Finance Inc. is a Panamanian corporation with its principal offices in Canada and is controlled by Melvyn Moscoe, an officer and director of the Company. The price of the shares was determined arbitrarily by both parties. The Second Debenture provides that it is an event of default if the Company's securities are not listed for purchase and sale on a recognized securities exchange on or before November 30, 1997.

     The Company is investigating using the proceeds of this $200,000 financing to construct a new search engine for financial products now being presented on the World Wide Web of the Internet. The Company would assemble the personnel and infrastructure to create the requisite Web software. The Company is of the opinion that it ultimately could attract such potential advertisers in the financial world as brokers, money managers, financial planners, publishers and banking institutions who are now paying premium prices on a per-contract basis and if successful in creating the software, it can possibly reach an indeterminate portion of an Internet audience estimated to amount to as many as 25-50 million investors per day. The Company recognizes that such proposed software would provide a service now available in different forms by other Internet providers, and that the intensive competition which now exists on the Internet for "advertising" dollars that might preclude it from ever establishing a viable business.

     No assurance can be given as to when the Company may construct a new search engine or locate alternative suitable business opportunities and such opportunities may be difficult to locate; however, the Company intends to actively search for potential business ventures for the next five years. The Company intends to allocate any incoming funds, should there be any in the future, to general use for the purpose of seeking, investigating and acquiring or becoming engaged in a business opportunity. Decisions concerning these matters may be made by management without the participation or authorization of the shareholders.

     Management anticipates that due to its limited funds, and the limited amount of its resources, the Company may be restricted to participation in only one potential business venture. This lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another.

     Business opportunities, if any arise, are expected to become available to the Company principally from the personal contacts of its officers and directors. While it is not expected that the Company will engage professional firms specializing in business acquisitions or reorganizations, such firms may be retained in the future, if management deems it to be advisable. Opportunities may thus become available from professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and other sources of unsolicited proposals. In certain circumstances, the Company may agree to pay a finder's fee or other form of compensation, including perhaps one-time cash payments, payments based upon a percentage of revenues or sales volume, and/or payments involving the issuance of securities, for services provided by persons who submit a business opportunity in which the Company shall decide to participate, although no contracts or arrangements of this nature presently exist. The Company is unable to predict at this time the costs of constructing a search engine or locating an alternative suitable business opportunity.

     The Company reserves the right to evaluate and to enter into any type of business opportunity, in any stage of their development (including the "start up" stage), in any location. In seeking a business venture, Management will not be influenced primarily by an attempt to take advantage of the anticipated or perceived appeal of a specific industry, management group, or product or industry, but rather will be motivated by the Company's business objective of seeking long term capital appreciation in their real value. In addition, the Securities Exchange Act of 1934 ("Exchange Act") requires the filing of the Form 8-K to disclose any businesses acquired and require certified financial statements of such companies. These reporting requirements may substantially limit the businesses which may be available for possible acquisition candidates.

     The analysis of business opportunities will be undertaken by or under the supervision of the Company's management, none of whom is a professional analyst. Among the factors which management will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operation, if any; future prospects; the nature of present and anticipated competition; potential for further research, development or exploration; growth and expansion potential; profit potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

     It is not possible at present to predict the exact manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed and, based upon such review, the appropriate legal structure or method of participation will be decided upon by management. Such structures and methods may include, without limitation, leases, purchase and sale agreements, license, joint ventures; and may involve a merger, consolidation, or reorganization. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. The Company may create its own product or services. It is possible that the Company will acquire a business venture by conducting a reorganization involving the issuance of the Company's restricted securities. Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity. A reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that the Company would be the surviving entity. Any such reorganization could result in additional dilution to the book value of the shares and loss of control of a majority of the shares. The Company's present directors may be required to resign in connection with a reorganization.

     A reorganization may be structured in such a way as to take advantage of certain beneficial tax consequences available in business reorganizations, in accordance with provisions of the Internal Revenue Code of 1986 (as amended). Pursuant to such a structure, the number of shares held prior to the reorganization by all of the Company's shareholders might be less than 20% of the total shares to be outstanding upon completion of the transaction. Consequently, substantial dilution of percentage equity ownership of the present shareholders may result.

     Generally, the issuance of securities in a reorganization transaction would be undertaken in reliance upon one or more exemptions from the registration provisions of applicable federal securities laws, including the exemptions provided for non-public or limited offerings, distributions to persons resident in only one state and similar exemptions provided by state law. Shares issued in a reorganization transaction based upon these exemptions would be considered "restricted" securities under the Securities Act of 1933 ("1933 Act"), and would not be available for resale for a period of two years, in accordance with Rule 144 promulgated under the 1933 Act. However, the Company might undertake, in connection with such a reorganization transaction, certain registration obligations in connection with such securities.

     The Company may choose to enter into a venture involving the acquisition of or merger with a company which does not need substantial additional capital but desires to establish a public trading market for their securities. Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering. (Such consequences might include expense, time delays or loss of voting control.) In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company's affairs may be transferred to others. It should also be noted that this type of business venture might have the effect of depriving the Company's present shareholders of the protection of federal and state securities laws, which normally affect the process of a company's becoming publicly held.

     It is likely that the investigation and selection of business opportunities will be complex, time-consuming and extremely risky. However, management believes that based on current economic regulatory conditions it is possible, if not probable, for a company like the Company with limited assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high level of accounting and other fees and the considerable length of time associated with the registration process of "going public." However, should any of the conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

     As part of their investigation of acquisition possibilities, the Company's management may meet with executive officers of the business and its personnel; inspect its facilities; obtain independent analyses or verification of the information provided, and conduct other reasonable measures, to the extent permitted by the Company's limited resources and management's limited expertise. Generally, the Company intends to analyze and make a determination based upon all available information without reliance upon any single controlling factor.

     It is probable that the Company's management will be inexperienced in the areas in which potential businesses will be investigated and in which the Company may make an acquisition or investment. Thus, it may become necessary for the Company to retain consultants or outside professional firms to assist management in evaluating potential investments, and to hire managers to run or oversee the operations of its acquisitions or investments. The Company can give no assurance that it will be able to find suitable consultants or managers. There are currently no contracts or agreements between any consultant and any companies that are searching for "shell" companies with which to merge.

     There have been preliminary discussions between the Company and market makers regarding the participation of such market makers in a electronic bulletin board aftermarket for the Company's securities. There is presently no market for the Company's securities. The majority of the Company's shares are held by affiliates and not freely transferable.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys and others. Should a decision thereafter be made not to participate in a specific business opportunity, it is likely that costs already expended would not be recoverable. It is also likely, in the event a transaction should eventually fail to be consummated, for any reason, that the costs incurred by the Company would not be recoverable. The Company's officers and directors are entitled to reimbursement for all expenses incurred in their investigation of possible business ventures on behalf of the Company, and no assurance can be given that if the Company's have available funds they will not be depleted in such expenses.

     In addition to the severe limitations placed upon the Company by virtue of its limited funds, the Company will also be limited, in its investigation of possible acquisitions, by the reporting requirements of the Exchange Act, pursuant to which certain information must be furnished in connection with any significant acquisitions. The Company would be required to furnish, with respect to any significant acquisition, certified financial statements for the acquired company, covering one, two or three years (depending upon the relative size of the acquisition). Consequently, acquisition prospects which do not have the requisite certified financial statements, or are unable to obtain them, may be inappropriate for acquisition under the present reporting requirements of the 1934 Act.

     The Company does not intend to take any action which would render it an investment company under The Investment Companies Act of 1940 (the "1940 Act"). The 1940 Act defines an investment company as one which (1) invests, reinvests or trades in securities as its primary business; (2) issues face-amount certificates of the installment type or (3) invests, reinvests, owns, holds or trades securities or owns or acquires investment securities having a value exceeding 40 percent of the value of its total assets (exclusive of Government securities and cash items) on an unconsolidated basis. The above 40 percent limitation may be exceeded so long as a company is primarily engaged, directly or through wholly-owned subsidiaries, in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities. A wholly- owned subsidiary is defined as one which is at least 95% owned by the company.

     Neither the Company nor any of its officers or directors are registered as investment advisers under the Investment Advisers Act of 1940 (the "Advisers Act"), and so there is no authority to pursue any course of business or activities which would render the Company or its management "investment advisers" as defined in the Advisers Act. Management believes that registration under the Advisers Act is not required and that certain exemptions are available, including the exemptions for person who may render advice to a limited number of other persons and who may advise other persons located in one state only.

     The Company expects to encounter intense competition in its efforts to locate suitable business opportunities in which to engage. The primary competition for desirable investments may come from other small companies organized and funded for similar purposes, from small business development corporations and from public and private venture capital organizations. As the Company will be completely unfunded, it is likely that all of the competing entities will have significantly greater experience, resources, facilities, contacts and managerial expertise than the Company and will, consequently, be in a better position than the Company to obtain access to, and to engage in, business opportunities. Due to its limited funds, the Company may not be in a position to compete with larger and more experienced entities for business opportunities which are low-risk. Business opportunities in which the Company may ultimately participate are likely to be highly risky and extremely speculative.

Item 2. Properties

     The Company owns no properties and utilizes space on a rent-free basis in the office of Melvyn Moscoe, a director of the Company and the Company's secretary and treasurer. This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given. The Company has no agreements with respect to the maintenance or future acquisition of office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.


Item 3. Legal Proceedings

     On January 7, 1994, the Bureau of Securities of the State of New Jersey filed a complaint in the matter of Capital General Corporation (the Company's principal Shareholder prior to July 2, 1996), David R. Yeaman (the Company's president and a director prior to July 2, 1996) and 74 other named defendants, which were Nevada and Utah corporations including the Company. The complaint proposed that civil monetary penalties totalling $30,000.00 be assessed against Capital General Corporation for alleged violations of the Uniform Securities Law
(1967), N.J.S.A. 49:3-47 et. seq. by (1) selling to 24 New Jersey residents between April 1986 and May 1991, securities in 25 of the 74 above referred to respondent corporations named in the proceeding, not including the Company, which were neither registered nor exempt from registration, and (2) making untrue statements of material fact and omitting to state material facts in connection with said New Jersey sales in 6 of the 74 above referred to resident corporations named in the proceeding, not including the Company. Also on January 7, 1994, the Bureau of Securities of the State of New Jersey, based on substantially similar allegations as in the above referred complaint, issued its Order Denying Exemptions and to Cease and Desist. This order summarily denied the exemptions contained in N.J.S.A. 49:3-50(b),(1),(2),(3),(9),(11) and (12) of
the securities of Capital General Corporation to 24 New Jersey residents pursuant to the offer of rescission which began about April 28, 1993. This order also ordered Capital General Corporation and David Yeaman to Cease and Desist from offering or selling any securities in blind pool corporations into, or from the State of New Jersey.

     Capital General and David Yeaman filed answers denying the material allegations of said complaint and resisting the imposition of said civil monetary penalties, and the said Order denying Exemptions and to Cease and Desist. Subsequently the issues raised in said complaint and order were settled by agreement between the said Bureau of Securities and Mr. Yeaman and Capital General Corporation in a consent order dated July 11, 1994 and approved by an administrative law judge of the State of New Jersey Office of Administrative Law September 2, 1994. Under the terms of said consent order, all claims in the complaint against all named respondents were settled by the payment of $3,000 civil penalty, and the order was modified so that it does not apply to 27 of the respondent companies; however said order does still apply to the Company.

     Mr. Yeaman is no longer an officer or director of the Company.

     See also Item 9 regarding legal proceedings against former officers and directors.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1996.


                                     PART II

Item 5.  Market  of the  Registrant's  Common  Equity  and  Related  Stockholder
         Matters.

     There currently is not a trading market for the Company's $0.001 par value common stock nor has there been a trading market for the Company's stock since its inception.

     As of March 10, 1997, there were approximately 348 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.


Item 6. Management Discussion and Analysis or Plan of Operation.

     The Company has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business.

     The Company has no operational history and has yet to engage in business of any kind. All risks inherent in a new and inexperienced enterprise are inherent in the Company's business. On July 2, 1996, the Company raised $200,000 through the issuance of the First Debenture. On November 1, 1996, the Company raised $200,000 through the issuance of the Second Debenture which is convertible into Common Stock at the rate of 10 cents per share. The funds from the Second
Debenture were used to repay and retire the First Debenture. The Second Debenture was sold to Chalmette Finance, Inc. pursuant to the exemption from securities registration contained in Regulations S. Chalmette Finance Inc. is a Panamanian corporation with principal offices in Canada and is controlled by Melvyn Moscoe, an officer and director of the Company. The price of the shares was determined arbitrarily by both parties. The Second Debenture provides that it is an event of default if the Company's securities are not listed for purchase and sale on a recognized securities exchange on or before November 30, 1997.

     The Company is investigating using the $200,000 of net proceeds of this financing activity to construct a new search engine for financial products now being presented on the Internet. The Company would assemble the personnel and infrastructure to create the requisite Web software. The Company is of the opinion that it ultimately could attract such potential advertisers in the financial world as brokers, money managers, financial planners, publishers and banking institutions who are now paying premium prices on a per-contract basis and if successful in creating the software, it can possibly reach an indeterminate portion of an Internet audience estimated to amount to as many as 25-50 million investors per day. The Company recognizes that such proposed software would provide a service now available in different forms by other Internet providers, and that the intensive competition which now exists on the Internet for "advertising" dollars might preclude it from ever establishing a viable business.

     However, the Company has not committed to creating such search engine and the Company has not made a formal study of the economic potential of any business. At the present, the Company has not specifically identified any assets or specific business opportunities for acquisition.

     As of March, 1997, the Company has limited available capital resources, such as credit lines, guarantees, etc. Should management decide not to further pursue its business opportunity activities, management may abandon its activities and the shares of the Company would become worthless. However, the Company's officers, directors and major shareholder, have made an oral undertaking to commence on a limited basis, the process of investigating potential business opportunities or possible merger and acquisition candidates. The Company's status as a publicly- held corporation may enhance its ability to locate potential business ventures. The proceeds from the convertible debenture are intended to provide for the payment of filing fees, professional fees, printing and copying fees and other miscellaneous fees, in addition to funding or partially funding a merger or acquisition or other business venture.

     Based on current economic and regulatory conditions, Management believes that it is possible, if not probable, for a company like the Company, with limited assets, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

Item 7. Financial Statements.

Independent Auditor's Report                                 F-1
(Smith & Company)

Balance Sheets                                               F-2

Statement of Operations                                      F-3

Statement of Changes in Stockholder's Equity (Deficit)       F-4

Statements of Cash Flows                                     F-5

Notes to Financial Statements                                F-6

                                 SMITH & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

Members of:                                     Crandall Building Suite 700
American Institute of                           10 West 100 South
     Certified Public Accountants               Salt Lake City, Utah 84101
Utah Association of                             Telephone:    (801) 575-8297
     Certified Public Accountants               Facsimile:    (801) 575-8306
-------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Peripheral Connections, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Peripheral Connections, Inc. (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 1996, 1995 and 1994 and for the period of March 14, 1990 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peripheral Connections, Inc. (a development stage company) as of December 31, 1996 and 1995 and the results of its operations, changes in stockholders' deficit and its cash flows for the years ended December 31, 1996, 1995 and 1994 and for the period of March 14, 1990 (date of inception) to December 31, 1996 in conformity with generally accepted accounting principles.


                                                            /s/  Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
February 11, 1997

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                             12/31/96              12/31/95
                                                                           --------------         --------------
             ASSETS
CURRENT ASSETS
         Cash in bank                                                      $      163,476         $            0
         Loan receivable - related party (Note 5)                                  27,860                      0
         Accrued interest (Note 5)                                                    225                      0

                      TOTAL CURRENT ASSETS                                        191,561                      0
                                                                           --------------         --------------

                                                                           $      191,561         $            0
                                                                           ==============         ==============

             LIABILITIES & EQUITY (DEFICIT)
CURRENT LIABILITIES
         Interest payable                                                  $        3,333         $            0
                                                                           --------------         --------------

                      TOTAL CURRENT LIABILITIES                                     3,333                      0

Convertible debenture - related party (Note 6)                                    200,000                      0
                                                                           --------------         --------------

                          TOTAL LIABILITIES                                       203,333                      0

STOCKHOLDERS' EQUITY (DEFICIT) Common Stock $.001 par value:
          Authorized - 25,000,000 shares
          Issued and outstanding
          1,000,000 shares                                                          1,000                 1,000
         Deficit accumulated during
          the development stage                                                   (12,772)               (1,000)
                                                                           --------------         -------------

                      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (11,772)                    0
                                                                           --------------         -------------

                                                                           $      191,561         $           0
                                                                           ==============         =============

See Notes to Financial Statements.

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                         3/14/90
                                                 Year               Year              Year              (Date of
                                                 ended              ended             ended           inception) to
                                               12/31/96           12/31/95          12/31/94            12/31/96
                                               -----------       ------------       ------------      -------------

Net sales                                      $         0       $          0       $          0      $           0
     Cost of sales                                       0                  0                  0                  0
                                               -----------       ------------       ------------      -------------

                      GROSS PROFIT                       0                  0                  0                  0

General & administrative
 expenses                                           11,790                  0                  0             12,790
                                               -----------       ------------       ------------      -------------
                                                    11,790                  0                  0             12,790
OTHER INCOME (EXPENSE)
         Interest income                             3,770                  0                  0              3,770
         Interest expense                           (3,752)                 0                  0             (3,752)
                                                        18                  0                  0                 18
                                               -----------       ------------       ------------      -------------

                  NET LOSS                     $   (11,772)      $          0       $          0      $     (12,772)
                                               ===========       ============       ============      =============


Net income (loss) per weighted
 average share                                 $      (.01)      $        .00       $        .00
                                               ===========       ============       ============


Weighted average number of
 common shares used to compute
 net income (loss) per weighted
 average share                                   1,000,000          1,000,000          1,000,000
                                               ===========       ============       ============




See Notes to Financial Statements.

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                          Deficit
                                                                                         Accumulated
                                                          Common Stock                    During
                                                          Par Value $0.001              Development
                                                     Shares            Amount              Stage
                                                ---------------    --------------    ----------------

Balances at 3/14/90
         (Date of inception)                                  0    $            0    $               0
         Issuance of common
             stock (restricted)
             at $.001 per share
             at 3/14/90                               1,000,000             1,000                    0
                                                ---------------    --------------    -----------------
         Net loss for period                                                                    (1,000)

Balances at 12/31/90                                  1,000,000             1,000               (1,000)
         Net income for year                                                                         0
                                                ---------------    --------------    -----------------

Balances at 12/31/91                                  1,000,000             1,000               (1,000)
         Net income for year                                                                         0
                                                ---------------    --------------    -----------------

Balances at 12/31/92                                  1,000,000             1,000               (1,000)
         Net income for year                                                                         0
                                                ---------------    --------------    -----------------

Balances at 12/31/93                                  1,000,000             1,000               (1,000)
         Net income for year                                                                         0
                                                ---------------    --------------    -----------------

Balances at 12/31/94                                  1,000,000             1,000               (1,000)
         Net income for year                                                                         0
                                                ---------------    --------------    -----------------

Balances at 12/31/95                                  1,000,000             1,000               (1,000)
         Net loss for year                                                                     (11,772)
                                                ---------------    --------------    -----------------

Balances at 12/31/96                                  1,000,000    $        1,000    $         (12,772)
                                                ===============    ==============    =================


See Notes to Financial Statements.

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                             3/14/90
                                                       Year               Year              Year            (Date of
                                                       ended              ended             ended         Inception) to
                                                      12/31/96           12/31/95          12/31/94          12/31/96
                                                   --------------     --------------    --------------    --------------
OPERATING ACTIVITIES
         Net income (loss)                         $     (11,772)     $            0    $            0    $      (12,772)
         Adjustments to reconcile
             net income (loss) to cash
             used by operating  activities                      0                  0                 0                 0
         Changes in assets and
             liabilities:
                  Accrued interest
                      payable                               3,333                  0                 0             3,333
                                                   --------------     --------------    --------------    --------------

                      NET CASH USED BY
                      OPERATING ACTIVITIES                 (8,439)                 0                 0            (9,439)

INVESTING ACTIVITIES
         Loans to related party and
             accrued interest                             (28,085)                 0                 0           (28,085)
                                                   --------------     --------------    --------------    --------------

                      NET CASH USED BY
                      INVESTING ACTIVITIES                (28,085)                 0                 0           (28,085)

FINANCING ACTIVITIES
         Proceeds from sale of
             common stock                                       0                  0                 0             1,000
         Proceeds from convertible
             debentures                                   400,000                  0                 0           400,000
         Debenture repayments                            (200,000)                 0                 0          (200,000)
                                                   --------------     --------------    --------------    --------------

                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                200,000                  0                 0           201,000
                                                   --------------     --------------    --------------    --------------

                      INCREASE IN CASH
                      AND CASH EQUIVALENTS                163,476                  0                 0           163,476
         Cash and cash equivalents
         at beginning of year                                   0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                      CASH & CASH EQUIVALENTS
                      AT END OF YEAR               $      163,476     $            0    $            0    $      163,476
                                                   ==============     ==============    ==============    ==============


See Notes to Financial Statements.

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
          Accounting Methods
          The Company recognizes income and expenses based on the accrual method of accounting.

          Dividend Policy
          The Company has not yet adopted any policy regarding payment of dividends.

          Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Cash and Cash Equivalents
          For purposes of reporting cash flows, the Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          Concentration of Credit Risk
          Financial instruments, which potentially subject the Company to concentration of risk, consist of cash and investments. The Company places its investments in highly rated term deposit obligations which limits the amount of credit exposure. Historically, the Company has not experienced any losses related to investments.

          Income Taxes
          The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the Company has not yet realized income as of the date of this report, no provision for income taxes has been made.

          In February, 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which supersedes substantially all existing authoritative literature for accounting for income taxes and requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. The Statement was applied in the Company's financial statements for the fiscal year commencing January 1, 1993.

          At December 31, 1996 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $11,772 which will expire December 31, 2011.

NOTE 2: DEVELOPMENT STAGE COMPANY
          The Company was incorporated under the laws of the State of Nevada on March 14, 1990 and has been in the development stage since incorporation. The Company intends to develop a new search-engine for financial products now presented on the Internet.

NOTE 3: CAPITALIZATION
          On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $1,000 cash for an average consideration of $.001 per share. The Company's authorized stock includes 25,000,000 shares of common stock at $.001 par value.

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                December 31, 1996



NOTE 4: RELATED PARTY TRANSACTIONS
          The Company neither owns or leases any real property. Office services were provided through June 1996, without charge, by Capital General Corporation. Since July, office services have been provided without charge by current management. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5: LOAN RECEIVABLE - RELATED PARTY
          At December 31, 1996, the Company is owed principal of $27,860 and interest of $225 by an entity whose president is Secretary/Treasurer and a Director of the Company. The loan is due on demand and has an interest rate of 8%.

NOTE 6: CONVERTIBLE DEBENTURE - RELATED PARTY
          On November 1, 1996, the Company issued a convertible debenture to an entity controlled by the Company's Secretary/Treasurer for $200,000 cash. The debenture has an interest rate of 10% per annum, calculated semi-annually. The first interest payment of $10,000 will be due May 31, 1997. The debenture is payable on November 1, 2001. The lender may convert prior to November 1, 2001, in whole or in part, the outstanding principal and accrued interest into $.001 par value Class A common stock of the Company at a conversion price of $.10 per share. Had the lender exercised the option at December 31, 1996, the lender would have received 2,000,000 shares of common stock and would have become the Company's majority shareholder. The debt is secured by all assets of the Company.

          Scheduled principal reductions of debentures are as follows:

                       1997                 $                 0
                       1998                                   0
                       1999                                   0
                       2000                                   0
                       2001                             200,000
                                            -------------------

                                            $           200,000
                                            ===================

NOTE 7: FAIR VALUE OF FINANCIAL INSTRUMENTS
          The carrying amount of cash and cash equivalents, loan and interest receivable, and interest payable approximate fair value due to the short maturity periods of these instruments. The fair value of the Company's long-term debt, based on the present value of the debt, assuming interest rates of 10.00% at December 31, 1996 was approximately $125,000.

NOTE 8: CHANGE IN OWNERSHIP
          During the year, the Company experienced a change in ownership as well as a change in all officers and directors.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not Applicable.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

     The following table shows the positions held by the Company's officers and directors. The directors were appointed as of July 2, 1996 and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions as of July 2, 1996, and continue in such positions, at the discretion of the directors. David R. Yeaman and Krista Castleton Neilson are no longer officers or directors of the Company.

Name                   Age            Position

Milton Klyman          71             President, Director

Melvyn Moscoe          53             Secretary/Treasurer, Director

CURRENT DIRECTORS AND OFFICERS

     MILTON KLYMAN has been a Director and the President of the Company since July 2, 1996. He has been a self-employed financial consultant since 1982. Milton Klyman is presently a director and/or officer of the following other companies and has been from the date indicated to the present (unless otherwise indicated): Windy Mountain Explorations Ltd. (07/91), Academy Explorations Limited (08/82), Agnico Eagle Mines Ltd. (06/72), Blue Power Energy Corp. (10/95), Canlorm Resources Inc. (09/94), CD Rom Network Corp. (07/94), Covesco Capital Corporation (01/96), Curran Bay Resource Ltd. (08/93), Concho Resources & Energy Inc. (12/92 to 09/94), Destrobelle Mines Ltd. (06/82), Falcon Point Resources Limited (05/84), Golden Penguin Resources Ltd. (12/87), Gracefield Capital Corporation (01/95), Grand Empire Explorations Ltd. (11/87), Grand Oakes Resources Corp. (12/88), HMD Capital Corp. (02/96), Harte Resources Corporation (01/82), Humlin Red Lake Mines Limited (04/95), Inland National Capital Ltd. (01/95), July Resources Corp. (06/90), MW Capital Resources Corp. (06/90), Merbank Capital Corporation (01/95 to 08/95), Midswana Diamond Exploration Corp. (11/79 to 11/94), Mountain Beaver Resources, Inc. (02/96), Oil Springs Energy Corp. (08/93), Olympic Rom World Inc. (10/94), Planetsafe Enviro Corporation (03/95), Raw Creek Resources Inc. (01/95), Red Fox Resources Inc. (12/87), Reed Lake Exploration Ltd. (11/95), Resources Minieres Platinor Inc. (01/96), Rusty Lake Resources Ltd. (03/95 to 05/95), Scotia Prime Minerals, Incorporated (02/95), Silver Circle Compact Disc Books Inc. (03/94), Sudbury Contact Mines Ltd. (09/71), Tejas Petroleum Resources Ltd. (11/90), Triangle Capital Energy Corp. (01/93), Twin Star Energy Corp. (09/91), Unique Capital Corporation (01/96), United Dixie Resources Inc. (05/93), Willow Resources Ltd. (01/93 to 11/93) and Xxpert Rental Tool Inc. (02/97). Agnico Eagle Mines Ltd. is listed on the New York Stock Exchange.

     MELVYN MOSCOE has been a Director and the Secretary and Treasurer of the Company since July 2, 1996. Since 1987, Mr. Moscoe's principal occupation has been as President and principal of M. Moscoe Consultants, Inc., through which company Mr. Moscoe has engaged in financial and general business consulting to private ventures, leading corporations and governmental entities. Mr. Moscoe has also been involved in private investment activities in the past five years. From 1972 to 1987, Mr. Moscoe was a partner in Wm. Eisenberg & Co, one of the top 15 accounting firms in Canada.

FORMER OFFICERS AND DIRECTORS

     KRISTA CASTLETON NIELSON, was a Director of the Company from inception until July 2, 1996. Since 1986 she has been an officer and director of Capital General Corporation ("Capital General"), a Utah-based financial consulting firm, and has been involved in the organization and promotion of various shell companies. Ms. Nielson received a Business degree from Salt Lake Community College in 1987. She serves as an officer and/or director in the following private corporations: Yeaman Enterprises, Inc. and Universal Associates, Inc., family holding companies, Yeaman Auto Sales, Inc., an automobile dealership company, Four Star Ranch, Inc., a farmland development company, Creative Financial Corporation and Visual Impact Corporation, financial consulting companies, and National Stock Transfer, Inc., a stock transfer agency company. Ms. Nielson devotes her time primarily to her role as Vice President of Capital General and to the financial consulting activities in which Capital General engages.

     DAVID R. YEAMAN, was a Director of the Company from inception until July 2, 1996. He has been President of Capital General since its inception in 1971 to the present. Mr. Yeaman has been involved in numerous development stage companies since he assisted in organizing Capital General Corporation. During the last five years, in connection with Capital General Corporation, he has been primarily involved in the organization and promotion of various shell companies. Mr. Yeaman serves as an officer and/or director in the following private companies: Yeaman Enterprises, Inc., a family holding company, Four Star Ranch, Inc., a farmland development company, Yeaman Auto Sales, Inc., an automobile dealership company, Financial Connections, Inc. and Peak Experience, Inc., financial consulting companies. Mr. Yeaman devotes his time primarily to his role as President of Capital General Corporation and to the financial consulting activities in which Capital General Corporation engages.

     Krista Castleton Nielson and David R. Yeaman are directors of Arrow Management, Inc., Saber Capital, Inc., Vicuna, Inc., Why Not?, Inc., Zeus Enterprises, Inc., Xebec Galleon, Inc., Hightide, Inc., Grandeur, Inc., Kowtow, Inc., Radar Resources, Inc., Alpaca, Inc., Bonito Industries, Inc., Cetacean Industries, Inc., Star Dolphin, Inc., Egeret, Inc., Flamingo Capital, Inc., Gopher, Inc., Hyena Capital, Inc., Koala Capital Corporation, Jackal Industries, Inc., Longhorn, Inc., Macaw Capital, Inc., Environmental Development Corporation, Ultronics Corporation, Bioethics, Ltd., Quantitative Methods Corporation, and Bio-Chem, Inc. which are companies subject to the requirements of section 15(d) of the Exchange Act. Ms. Casteleton Nielson and Mr. Yeaman are not directors or officers of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

     On February 8, 1996, David R. Yeaman was charged in the United States District Court for the Eastern District of Pennsylvania with conspiracy, wire fraud and fraud in the offer, purchase and sale of securities, in violation of 18 U.S.C. Sections 2, 371 and 1343; 15 U.S.C. Sections 771(a), 77x, 78j(b), and
78ff; and Rule 10b-5 promulgated by the Securities and Exchange Commission, Title 17, Code of Federal Regulations, Section 240.10b-5 (1986).

     On February 22, 1996, Mr. Yeaman entered his not guilty plea to all charges. The allegations against Mr. Yeaman are based on the government's claims that he and five of the other defendants named in the proceeding violated the aforesaid laws by inflating the apparent worth of certain reinsurance companies by leasing them alleged worthless securities. Specifically, it is alleged that Mr. Yeaman, with other defendants, engaged in practices which falsely increased the quoted prices of the securities and misrepresented restricted securities as free trading securities. Based on these allegations, the charges against Mr. Yeaman include one count of conspiracy, seven counts of wire fraud, six counts of securities fraud, and aiding and abetting with respect to each count.

     The U.S. Securities and Exchange Commission, Securities Act of 1933 Release No. 7008 and Securities Exchange Act of 1934 Release No. 32669 announced that on July 23, 1993, it ordered David R. Yeaman and Capital General to permanently cease and desist from committing or causing further violations of Section 5(a) and (c) and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(g) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20 and 13d-1(c) thereunder.

     Krista Castleton Nielson was ordered to permanently cease and desist from committing or causing further violations of Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rules 10b-5 and 12b-20 thereunder. In addition, the Commission ordered the revocation of the registration of the common stock of Altara International, Inc., Arrow Management, Inc., Atlas Equity, Inc., Dynamic Associates, Inc., Energy Systems, Inc., Four Star Ranch, Inc., Panorama Industries, Inc., Partisan Corporation, Quiescent Corporation, Saber, Inc., Upsilon, Inc., Vicuna, Inc., Why Not?, Inc., Xebec Galleon, Inc., Zebu, Inc., and Zeus Enterprises, Inc. pursuant to Section 12(j) of the Exchange Act. The Commission found that each of the issuers had filed a registration statement on Form 10 that contained materially false and misleading statements in violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder.

     Each of the respondents had submitted an Offer of Settlement consenting to the entry of the Order without admitting or denying the allegations in the Order. Prior to the submission of the Offers of Settlement, Capital General, on behalf of the above mentioned companies, except for Panorama Industries, Inc., filed a registration statement on Form S-1 during December of 1992 to register the common stock of those companies under the Securities Act of 1933.

Concurrently with the signing of the Offers of Settlement, the Registration Statement was declared effective on June 30, 1993. A Post Effective Amendment was filed and declared effective September 2, 1993. Although the registration of the common stock under Section 12(g) of the 1934 Act was revoked on July 23, 1993, the companies are now registered and reporting under the Securities Act of 1933 by virtue of the filing of Form S-1 as indicated by Commission File No. 33-55254.

     During 1986 and 1987, Capital General gifted very small percentages of stock (usually 100 shares to each giftee) in the following companies, to approximately 1,000 persons or entities: Amenity, Inc., Dogmatic, Inc., Mystic Industries, Inc., Showstoppers, Inc., Hightide, Inc., Grandeur, Inc., Fantastic Industries, Inc., Juglar, Inc., Xebec Galleon, Inc., Golden Home Health Care Equipment Centers, Inc., Nighthawk Capital, Inc., Instrument Development Corporation, H & B Carriers, Inc., Florida Growth Industries, Inc., Macaw, Inc., Longhorn Enterprise, Inc., Koala Corporation, Yahwe Corporation, Star Dolphin, Inc., Jackal, Inc., Hyena Capital, Inc., Gopher, Inc., Flamingo Capital, Inc., Egret, Inc., Cetacean Industries, Inc., Bonito, Inc., Alpaca, Inc., Zeus Enterprise, Inc., Tamarind, Inc., Saber, Inc., Radar, Inc., Quiescent
Corporation, Vanadium, Inc., Upsilon, Inc., Why Not?, Inc., Bestmark, Inc., Missouri Illinois Mining Co., Inc.

     Capital General did not register the gifts of shares in these companies with the Securities Division of the State of Utah or with the Securities Exchange Commission because it believed these gifts to be outside the scope of the Utah Uniform Securities Act and the Securities Act of 1933 inasmuch as such acts require registration for sales and do not require registration of gifts. Nevertheless, in connection with the distribution of shares of its subsidiaries, Capital General was found by the Utah Securities Advisory Board, in two decisions affirmed by the Utah State Courts, to have violated the registration provisions of the Utah Uniform Securities Act. See In re Amenity Inc., No. SD-86-11 (Utah Sec. Adv. Bd. February 18, 1987) aff'd C87-2625 (3d Dist. Ct. September 18, 1987) aff'd sub nom Capital General Corp. v. Utah Dep't of Business Reg., 777 P.2d 494, 498 (Utah Ct. App.) cert.denied, 781 P.2d 873 (Utah
S. Ct. 1989); In re H&B Carriers Inc., No. 87-09-28-01 (Utah Sec. Adv. Bd., Apr. 15, 1988) aff'd No. 88-5900053 (3d Dist. Ct. Sept 10, 1990) aff'd sub nom
Capital General Corp. v. Utah Dep't of Business Reg., Case No 91- 196 (Utah Ct. App. February 10, 1992. All of the remaining companies listed above were parties to the H&B Carriers order.

     Both of these actions sought suspension of transactional exemptions respecting the shares of these companies pursuant to Section 14(3) of the Utah Uniform Securities Act. Capital General defended both actions on the grounds that the Utah Uniform Securities Act did not apply to gifts of securities, that the gifts were good faith gifts specifically exempted by the Act, and that in any event even if it had "sold" shares in violation of the Act, suspension of transactional exemptions was not an authorized remedy under the statute. These defenses were rejected at the administrative agency level, and upon judicial review at the District Court level and by the Utah Court of Appeals.

Item 10. Executive Compensation

     The Company has made no arrangements for the remuneration of its officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses if any, made on the Company's behalf in the investigation of business opportunities. No remuneration has been paid to the Company's officers or directors prior to the filing of this form. There are not agreements or understandings with respect to the amount or remuneration that officers and directors are expected to receive in the future. Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future. No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company's management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its management. At such time, contracts may be negotiated with new management requiring the payment of annual salaries or other forms of compensation which cannot presently be anticipated. Use of the term "new management" is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company's decision to participate in one or more business opportunities.

     The Company's management may benefit directly or indirectly by payments of consulting fees, payment of finder's fees, or through the payment of salaries, or any other methods of payments through which insiders or current investors receive funds, stock, other assets or anything of value whether tangible or intangible. There are no plans, proposals, arrangements or understandings with respect to the sale of additional securities to affiliates, current shareholders or others prior to the location of a business opportunity.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     (a)  Security Ownership.

     The following table sets forth, as of March 6, 1997 information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the Company's directors and officers and by the officers and directors as a group.

                                     No. of Shares            % of Total
   Name of                         of Common Stock          Common Shares
Beneficial Owner                  Beneficially Owned          Outstanding1

Milton Klyman                                960,400               96.04%
Hollywood Suites
176 John Street
Toronto, Ontario
Canada M5T 1X5

Chalmette Finance, Inc. (2)                2,000,000               66.67% (3)
c/o Melvyn Moscoe
2 Sheppard Avenue East
Suite 1800
North York, Ontario
Canada M2N 5Y7

Melvyn Moscoe (2)                          2,000,000               66.67% (3)
2 Sheppard Avenue East
Suite 1800
North York, Ontario
Canada M2N 5Y7

All Officers and (2)
Directors as a Group                       2,960,400                98.68% (3)

 --------
     1 Based upon 1,000,000 shares of common stock outstanding as of March 6, 1997.
     2 Chalmette Finance, Inc. owns a Convertible Debenture that may be converted into 2,000,000 shares of common stock. Chalmette Finance, Inc. is owned 50% by Melvyn Moscoe and voting and dispositive power is held by Mr. Moscoe. Ownership of the Convertible Debenture is also attributed to Mr. Moscoe.
     3 Assuming the conversion of the Convertible Debenture held by Chalmette Finance, Inc. into 2,000,000 common shares.

     (b)  Changes in Control

     In the event that Chalmette Finance, Inc. elects to convert its Convertible Debenture into more than 1,000,000 shares of common stock, there will be a change in control of the Company.


Item 12. Certain Relationships and Related Transactions

     Since January 1, 1995, the following transactions have occurred in which persons who, at the time of such transactions, were directors, officers or owners of more than 5% of the Company's common stock, had a direct or indirect material interest.

     On November 1, 1996, Chalmette Finance Inc. ("Chalmette") loaned $200,000 to the Company through the issuance to Chalmette of the Company's Second Debenture. The issuance of the Second Debenture was exempt from Securities Act registration pursuant to the provisions of Regulation S. Chalmette is a Panamanian corporation with its principal offices in Canada. The $200,000 of proceeds was used to retire a substantially similar convertible debenture that the Company had previously issued on July 2, 1996 to M.I. Manek Inc., a Swiss corporation with offices in Canada. M.I. Manek Inc. is unaffiliated with the Company.

     The principal amount of the Second Debenture accrues interest at the rate of 10% per annum and is payable on November 1, 2001. Interest is payable on the 31st day of May and the 30th day of November of each year commencing May 31, 1997. The Second Debenture provides that it is an event of default if the Company fails to have its securities listed for purchase and sale on a recognized stock exchange on or before November 30, 1997.

     Prior to the due date, all or any part of the principal amount of the Second Debenture and accrued and unpaid interest is convertible, at the option of the holder, into common stock of the Company at the rate of $0.10 per share. The holder of the Second Debenture would be entitled to at least 2,000,000 shares of common stock and become the controlling shareholder of the Company if the entire Second Debenture were converted. Mr. Moscoe, the Secretary and Treasurer of the Company and a director, owns 50% of the stock of Chalmette and controls Chalmette.

     On December 31, 1996, the Company lent $27,860 to National Media Funding Corporation, an entity controlled by Mr. Moscoe and in which he has a 100% ownership interest. Such loan accrues interest at 8% per annum. The principal and interest are repayable to the Company on demand.

Item 13. Exhibits, Lists and Reports on Form 8-K

     (a)  Exhibits

          3    (i) Articles of Incorporation

          3    (ii) By Laws

          10.1 Form of Debenture of M.I. Manek Inc. (Incorporated by reference from Company's Form 8-K/A dated July 8, 1996)

          10.2 Form of Debenture of Chalmette Finance Inc.

          10.3 Related Party Note

          27.  Financial Data Schedule


     (b)  Reports on Form 8-K

     The Company filed an Amendment No. 1 to Form 8-K November 4, 1996. The Amendment set forth the change in control that occurred when Milton Klyman acquired 960,400 of the issued and outstanding Class A common shares of the Company. It also disclosed and described the 12.5% $200,000 convertible debenture that the Company sold on July 2, 1996 to M. I. Manek Investments Inc.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PERIPHERAL CONNECTIONS, INC.



Date:  March 11, 1997                   By: s\ Milton Klyman
                                         Milton Klyman, President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date:  March 11, 1997                By: s\ Milton Klyman
                                          Milton Klyman, President and Director


Date:  March 11, 1997                By: s\ Melvyn Moscoe
                                           Melvyn Moscoe, Secretary, Treasurer
                                           and Director

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                   REPORTS FILED PURSUANT TO SECTION 15(d) OF
                    THE EXCHANGE ACT BY NON-REPORTING ISSUERS


     The Company has not furnished to its security holders an annual report or proxy materials since the filing of its immediately prior report on Form 10-KSB.

                                    EXHIBITS

                                  Exhibit 3(i)

                            ARTICLES OF INCORPORATION
                                       OF
                          PERIPHERAL CONNECTIONS, INC.


     I THE UNDERSIGNED natural person of the age of 21 years or more, acting as incorporator of a corporation under the Private Corporations provisions of 78-010, et seq., NEVADA REVISED STATUTES, (hereinafter referred to as the "N.R.S."), adopt the following Articles of Incorporation for such Corporation:

                                    ARTICLE I

                                      NAME

     The name of the Corporation is PERIPHERAL CONNECTIONS, INC.

                                   ARTICLE II

                                PRINCIPAL OFFICE

     The initial principal office of the Corporation shall be located at 216 South Fourth Street, Las Vegas, Nevada, 89106, and/or such other place as the directors shall designate.

                                   ARTICLE III

                                    DURATION

     The period of duration of the Corporation is perpetual.

                                   ARTICLE IV

                               PURPOSES AND POWERS

     The purposes for which the corporation is organized are to engage in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America, and without limiting the generality of the foregoing, specifically, to have and to exercise all the powers now or hereafter conferred by the laws of the State of Nevada upon corporations organized and any and all acts amendatory thereof and supplemental thereto.

                                    ARTICLE V

                                AUTHORIZED SHARES

     The aggregate number of shares which the Corporation shall have authority to issue is 25,000,000 shares, having a par value of 50.001 (1 mill) per share. The stock shall be designated as Class "A" voting common stock and shall have the same rights and preferences. The common stock shall not be divided into classes and may not be issued in series. Fully paid stock of this Corporation shall not be liable for any further call or assessment. The total capitalization of the Corporation shall be $25,000.


                                   ARTICLE VI

                               PRE-EMPTIVE RIGHTS

     No stockholder of the Corporation shall, because of his ownership of stock, have a pre- emptive or other right to purchase, subscribe for or take part of any of the notes, debentures, bonds or other securities convertible into or carrying options for warrants to purchase stock of the Corporation issued, optioned or sold by it after its incorporation, except as may be otherwise stated in these Article of Incorporation or by an amended certificate of said Articles duly filed, may at any time be issued, optioned for sale and sold or disposed of by the Corporation pursuant to the resolution of its Board of Directors to such person, persons or organizations and upon such terms as may to such Board of Directors seem proper, without first offering such stock or securities or any part thereof to existing stockholders, except as required in
Article V of these Articles of Incorporation.

                                   ARTICLE VII
                                VOTING OF SHARES

     Each outstanding share of the class "A" common stock of the Corporation shall be entitled to one vote on each matter submitted to a vote at a meeting of the stockholders. Each shareholder shall be entitled to vote his or its shares in person or by proxy, executed in writing by such shareholder or by its duly authorized attorney in fact. At each election for directors, every shareholder entitled to vote at such election shall have the right to vote in person or by proxy, the number of shares owned by him or it for as many persons as there are directors to be elected and for whose election he or it has the right to vote, but the shareholder shall have no right, whatsoever, to accumulate his or its votes with regard to such election.

                                  ARTICLE VIII

                                    DIRECTORS

     The governing board of this Corporation shall be called directors, and the number of directors may from time to time be specified by the By-laws of the Corporation at not less than one, nor more than fifteen. When the By-laws do not specify the number of directors, the number of directors shall be three (3), or equal to the number of shareholders should there be less than three initial shareholders. The name of the initial director, being also the incorporator and sole shareholder, is:

         ADDRESS                                                NAME

     LESLIE H. SHAW 3760 So. Highland Dr. #300, Salt Lake City, UT 84106 which director shall hold office until the first meeting of the shareholders of the Corporation and until his or her successors have been duly elected and qualified. Directors need not be residents of the State of Nevada or shareholders of the Corporation.

                                   ARTICLE IX

                                  INCORPORATOR

     The name and address of the sole incorporator shareholder of this Corporation is:

NAME ADDRESS

     LESLIE H. SHAW 3760 So. Highland Dr. #300, Salt Lake City, UT 84106

                                  Exhibit 3(ii)

                                     BYLAWS

                                       OF

                          PERIPHERAL CONNECTIONS, INC.

                                    ARTICLE I

                                     OFFICE

     The Board of Directors shall designate and the Corporation shall maintain a principal office. The location of the principal office may be changed by the Board of Directors. The Corporation may also have offices in such other places as the Board may from time to time designate.

     The location of the principal office of the Corporation shall be: 216 South Fourth Street, Las Vegas, Nevada, 89101.

                                   ARTICLE II

                              SHAREHOLDERS MEETING

     Section 1. Annual Meetings. The annual meeting of the shareholders of the Corporation shall be held at such place within or without the State of Nevada as shall be set forth in compliance with these Bylaws. The meeting shall be held on the 15th day of February of each year beginning at 10:00. If such day is a legal holiday, the meeting shall be on the next business day. This meeting shall be for the election of Directors and for the transaction of such other business as may properly come before it.

     Section 2. Special Meetings. Special meetings of shareholders, other than those regulated by statute, may be called at any time by the President, or a majority of the Directors, and must be called by the President upon written request of the holders of 50% of the outstanding shares entitled to vote at such special meeting. Written notice of such meeting stating the place, the date and hour of the meeting, the purpose or purposes for which it is called, and the name of the person by whom or at whose direction the meeting is called shall be given. The notice shall be given to each shareholder of record in the same manner as notice of the annual meeting. No business other than that specified in the notice of the meeting shall be transacted at any such special meeting.

     Section 3. Notice of Shareholder Meetings. The Secretary shall give written notice stating the place, day, and hour of the meeting, and in the case of a special meeting, the purpose or purposes for which the meeting is called, which shall be delivered not less than ten nor more than fifty days before the date of the meeting, either personally or by mail to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the shareholder at his address as it appears on the books of the Corporation, with postage thereon prepaid.

     Section 4. Place of Meeting. The Board of Directors may designate any place, either within or without the State of Nevada, as the place of meeting for any annual meeting or for any special meeting called by the Board of Directors. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place, either within or without the State of Nevada, as the place for the holding of such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal office of the Corporation.

     Section 5. Record Date. The Board of Directors may fix a date not less than ten nor more than fifty days prior to any meeting as the record date for the purpose of determining shareholders entitled to notice of and to vote at such meetings of the shareholders. The transfer books may be closed by the Board of Directors for a stated period not to exceed fifty days for the purpose of determining shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other purpose.

     Section 6. Quorum. A majority of the outstanding shares of the Corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders. If less than a majority of the outstanding shares are represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At a meeting resumed after any such adjournment at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of shareholders in such number that less than a quorum remain.

     Section 7. Voting. A holder of an outstanding share, entitled to vote at a meeting, may vote at such meeting in person or by proxy. Except as may otherwise be provided in the Articles of Incorporation, every shareholder shall be entitled to one vote for each share standing in his name on the record of shareholders. Except as herein or in the Articles of Incorporation otherwise provided, all corporate action shall be determined by 50% of the votes cast at a meeting of shareholders by the holders of share entitled to vote thereon.

     Section 8. Proxies. At all meetings of shareholders, a shareholder may vote in person or by proxy executed in writing by the shareholder or by his duly authorized attorney in fact. Such proxy shall be filed with the Secretary of the Corporation before or at the time of the meeting. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy.

     Section 9. Informal Action by Shareholders. Any action required to be taken at a meeting of the shareholders, or any action which may be taken at a meeting of the shareholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.

                                   ARTICLE III

                               BOARD OF DIRECTORS

     Section 1. General Powers. The business and affairs of the Corporation shall be managed by its Board of Directors. The Board of Directors may adopt such rules and regulations for the conduct of their meetings and the management of the Corporation as they deem proper.

     Section 2. Number, Tenure and Qualifications. The number of Directors of the Corporation shall be three. Each Director shall hold office until the next annual meeting of shareholders and until his successor shall have been elected and qualified. Directors need not be residents of the State of Nevada or shareholders of the Corporation.

     Section 3. Regular Meetings. A regular meeting of the Board of Directors shall be held without other notice than by this Bylaw, immediately following after and at the same place as the annual meeting of shareholders. The Board of Directors may provide, by resolution, the time and place for the holding of additional regular meetings without other notice than this resolution.

     Section 4. Special Meetings. Special meetings of the Board of Directors may be called by order of the Chairman of the Board, the President, or by one-third of the Directors. The Secretary shall give notice of the time, place and purpose or purposes of each special meeting by mailing the same at least two days before the meeting or by telephoning or telegraphing the same at least one day before the meeting to each Director.

     Section 5. Quorum. A majority of the members of the Board of Directors shall constitute a quorum for the transaction of business, but less than a quorum may adjourn any meeting from time to time until a quorum shall be present, whereupon the meeting may be held, as adjourned, without further notice. At any meeting at which every Director shall be present, even though without any notice, any business may be transacted.

     Section 6. Manner of Acting. At all meetings of the Board of Directors, each Director shall have one vote. The act of a majority present at a meeting shall be the act of the Board of Directors, provided a quorum is present.

     Section 7. Vacancies. A vacancy in the Board of Directors shall be deemed to exist in case of death, resignation, or removal of any Director, or if the authorized number of Directors be increased, or if the shareholders fail at any meeting of shareholders at which any Director is to be elected, to elect the full authorized number to be elected at that meeting.

     Section 8. Removals. Directors may be removed at any time by a vote of the shareholders holding 50% of the shares outstanding and entitled to vote. Such vacancy shall be filled by the Directors then in office, though less than a quorum, to hold office until the next annual meeting or until his successor is duly elected and qualified, except that any directorship to be filled by reason of removal by the shareholders may be filled by election by the shareholders at the meeting at which the Director is removed. No reduction of the authorized number of Directors shall have the effect of removing any Director prior to the expiration of his term of office.

     Section 9. Resignation. A Director may resign at any time by delivering written notification thereof to the President or Secretary of the Corporation. Resignation shall become effective upon its acceptance by the Board of Directors; provided, however, that if the Board of Directors has not acted thereon within ten days from the date of its delivery, the resignation shall upon the tenth day be deemed accepted.

     Section 10. Presumption of Assent. A Director of the Corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the Secretary of the Corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a Director who voted in favor of such action.

     Section 11. Compensation. By resolution of the Board of Directors, the Directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefore.

     Section 12. Emergency Power. When, due to a national disaster or death, a majority of the Directors are incapacitated or otherwise unable to attend the meetings and function as Directors, the remaining members of the Board of Directors shall have all the powers necessary to function as a complete Board, and for the purpose of doing business and filling vacancies shall constitute a quorum, until such time as all Directors can attend or vacancies can be filled pursuant to these Bylaws.

     Section 13. Chairman. The Board of Directors may elect from its own number a Chairman of the Board, who shall preside at all meetings of the Board of Directors, and shall perform such other duties as may be prescribed from time to time by the Board of Directors.

                                   ARTICLE IV

                                    OFFICERS

     Section 1. Number. The officers of the Corporation shall be a President, one or more Vice-Presidents, a Secretary, a Treasurer, a General Manager, and a General Counsel, each of whom shall be elected by a majority of the Board of Directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the Board of Directors. In its discretion, the Board of Directors may leave unfilled for any such period as it may determine any office except those of President and Secretary. Any two or more offices may be held by the same person, except the offices of President and Secretary. Officers may or may not be directors or shareholders of the Corporation.

     Section 2. Election and Term of Office. The officers of the Corporation to be elected by the Board of Directors shall be elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of the shareholders. If the election of officers shall not be held as soon thereafter as convenient. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided.

     Section 3. Resignation. Any officer may resign at any time by delivering a written resignation either to the President or to the Secretary. Unless otherwise specified therein, such resignation shall take effect upon delivery.

     Section 4. Removal. Any officer or agent may be removed by the Board of Directors whenever in its judgment the best interests of the Corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent shall require 50% vote of the Board of Directors, exclusive of the officer in question if he is also a Director.

     Section 5. Vacancies. A vacancy in any office because of death, resignation, removal, disqualification or otherwise, or if a new office shall be created, such vacancy may be filled by the Board of Directors for the unexpired portion of the term.

     Section 6. President. The President shall be the chief executive and administrative officer of the company. He shall preside at all meetings of the stockholders and, in the absence of the Chairman of the Board, at meetings of the Board of Directors. He shall exercise such duties as customarily pertain to the office of President and shall have general and active supervision over the property, business, and affairs of the company and over its several officers. He may appoint officers, agents, or employees other than those appointed by the Board of Directors. He may sign, execute and deliver in the name of the company powers of attorney, contracts, bonds and other obligations, and shall perform such other duties as may be prescribed from time to time by the Board of Directors or by the Bylaws.

     Section 7. Vice-President. The Vice-President shall have such powers and perform such duties as may be assigned to him by the Board of Directors or the President. In the absence or disability of the President, the Vice-President designated by the Board or the President shall perform the duties and exercise the powers of the President. A Vice-President may sign and execute contracts and other obligations pertaining to the regular course of his duties.

     Section 8. Secretary. The Secretary shall, subject to the direction of a designated Vice- President, keep the minutes of all meetings of the stockholders and of the Board of Directors and, to the extent ordered by the Board of Directors or the President, the minutes of meetings of all committees. He shall cause notice to be given of meetings of stockholders, of the Board of Directors, and of any committee appointed by the Board. He shall have custody of the corporate seal and general charge of the records, documents and papers of the company not pertaining to the performance of the duties vested in other officers, which shall at all reasonable times be open to the examination of any Director. He may sign or execute contracts with the President or Vice-President "hereunto authorized in the name of the company and affix the seal of the company thereto. He shall perform such other duties as may be prescribed from time to time by the Board of Directors or by the Bylaws. He shall be sworn to the faithful discharge of his duties. Assistant Secretaries shall assist the Secretary and shall keep and record such minutes of meetings as shall be directed by the Board of Directors.

     Section 9. Treasurer. The Treasurer shall, subject to the direction of a designated Vice-President, have general custody of the collection and disbursement of funds of the company. He shall endorse on behalf of the company for collection checks, notes and other obligations, and shall deposit the same to the credit of the company in such bank or banks or depositories as the Board of Directors may designate. He may sign, with the President or such other persons as may be designated for the purpose by the Board of Directors, all bills of exchange or promissory notes of the company. He shall enter or cause to be entered regularly in the books of the company full and accurate account of all monies received and paid by him on account of the company; shall at all reasonable times exhibit his books and accounts to any Director of the company upon application at the office of the company during business hours; and, whenever required by the Board of Directors or the President, shall render a statement of his accounts. He shall perform such other duties as may be prescribed from time to time by the Board of Directors or by the Bylaws. He shall give bond for the faithful performance of his duties in such sum and with or without such surety as shall be approved by the Board of Directors.

     Section 10. General Counsel. The General Counsel shall advise and represent the company generally in all legal matters and proceedings, and shall act as counsel to the Board of Directors and the Executive Committee. The General Counsel may sign and execute pleadings, powers of attorney pertaining to legal matters, and any other contracts and documents in the regular course of his duties.

     Section 11. General Manager. The Board of Directors may employ and appoint a General Manager who may, or may not, be one of the officers or Directors of the corporation. He shall be the chief operating officer of the corporation and, subject to the directions of the Board of Directors, shall have general charge of the business operations of the corporation and general supervision over its employees and agents. He shall have the exclusive management of the business of the corporation and of all of its dealings, but at all times subject to the control of the Board of Directors. Subject to the approval of the Board of Directors or the Executive Committee, he shall employ all employees of the corporation, or delegate such employment to subordinate officers, or such division chiefs, and shall have authority to discharge any person so employed. He shall make a report to the President and Directors quarterly, or more often if required to do so, setting forth the result of the operations under his charge, together with suggestions looking to the improvement and betterment of the condition of the corporation, and to perform such other duties as the Board of Directors shall require.

     Section 12. Other Officers. Other officers shall perform such duties and have such powers as may be assigned to them by the Board of Directors.

     Section 13. Salaries. The salaries or other compensation of the officers of the corporation shall be fixed from time to time by the Board of Directors, except that the Board of Directors may delegate to any person or group of persons the power to fix the salaries or other compensation of any subordinate officers or agents. No officer shall be prevented from receiving any such salary or compensation by reason of the fact that he is also a Director of the corporation.

     Section 14. Surety Bonds. In case the Board of Directors shall so require, any officer or agent of the corporation shall execute to the corporation a bond in such sums and with such surety or sureties as the Board of Directors may direct, conditioned upon the faithful performance of his duties to the corporation, including responsibility for negligence and for the accounting for all property, monies or securities of the corporation which may come into his hands

                                    ARTICLE V

                                   COMMITTEES

     Section 1. Executive Committee. The Board of Directors may appoint from among its members an Executive Committee of not less than two nor more than seven members, one of whom shall be the President, and shall designate one of such members as Chairman. The Board may also designate one or more of its members as alternates to serve as members of the Executive Committee in the absence of a regular member or members. The Board of Directors reserves to itself alone the power to declare dividends, issue stock, recommend to stockholders any action requiring their approval, change the membership of any committee at any time, fill vacancies therein, and discharge any committee either with or without cause at any time.

Subject to the foregoing limitations, the Executive Committee shall possess and exercise all other powers of the Board of Directors during the intervals between meetings.

     Section 2. Other Committees. The Board of Directors may also appoint from among its own members such other committees as the Board of Directors may determine, which shall in each case consist of not less than two Directors, and which shall have such powers and duties as shall from time to time be prescribed by the Board. The President shall be a member ex officio of each committee appointed by the Board of Directors. A majority of the members of any committee may fix its rules of procedure.

                                   ARTICLE VI

                      CONTRACTS, LOANS, CHECKS AND DEPOSITS

     Section 1. Contracts. The Board of Directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.

     Section 2. Loans. No loan or advances shall be contracted on behalf of the corporation, no negotiable paper or other evidence of its obligation under any loan or advance shall be issued in its name, and no property of the corporation shall be mortgaged, pledged, hypothecated or transferred as security for the payment of any loan, advance, indebtedness of liability of the corporation unless and except as authorized by the Board of Directors. Any such authorization may be general or confined to specific instances.

     Section 3. Deposits. All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the Board of Directors may select, or as may be selected by any officer or agent authorized to do so by the Board of Directors.

     Section 4. Checks and Drafts. All notes, drafts, acceptances, checks, endorsements and evidences of indebtedness of the corporation shall be signed by such officer or officers or such agent or agents of the corporation and in such manner as the Board of Directors from time to time may determine. Endorsements for deposit to the credit of the corporation in any of its duly authorized depositories shall be made in such manner as the Board of Directors from time to time may determine.

     Section 5. Bonds and Debentures. Every bond or debenture issued by the corporation shall be evidenced by an appropriate instrument which shall be signed by the President or a Vice-President and by the Treasurer or by the Secretary, and sealed with the seal of the corporation. The seal may be facsimile, engraved or printed. Where such bond or debenture is authenticated with the manual signature of an authorized officer of the corporation or other trustee designated by the indenture of trust or other agreement under which such security is issued, the signature of any of the corporation's officers named thereon may be facsimile. In case any officer who signed, or whose facsimile signature has been used on any such bond or debenture, shall cease to be an officer of the corporation for any reason before the same has been delivered by the corporation, such bond or debenture may nevertheless be adopted by the corporation and issued and delivered as though the person who signed it or whose facsimile signature has been used thereon had not ceased to be such officer.

                                   ARTICLE VII

                                  CAPITAL STOCK

     Section 1. Certificate of Share. The shares of the corporation shall be represented by certificates prepared by the Board of Directors and signed by the President or the Vice- President and by the Secretary, and sealed with the seal of the corporation or a facsimile. The signatures of such officers upon a certificate may be facsimiles if the certificate is countersigned by a transfer agent or registered by a registrar other than the corporation itself or one of its employees. All certificates for shares shall be consecutively numbered or otherwise identified. The name and address of the person to whom the shares represented thereby are issued, with the number of shares and date of issue, shall be entered on the stock transfer books of the corporation. All certificates surrendered to the corporation for transfer shall be cancelled and no new certificate shall be issued until the former certificate for a like number of shares shall have been surrendered and cancelled, except that in case of a lost, destroyed or mutilated certificate, a new one may be issued therefor upon such terms and indemnity to the corporation as the Board of Directors may prescribe.

     Section 2. Transfer of Shares. Transfer of shares of the corporation shall be made only on the stock transfer books of the corporation by the holder of record thereof or by his legal representative, who shall furnish proper evidence of authority to transfer, or by his attorney "hereunto authorized by power of attorney duly executed and filed with the secretary of the corporation, and on surrender for cancellation of the certificate for such shares. The person in whose name shares stand on the books of the corporation shall be deemed by the corporation to be the owner thereof for all purposes.

     Section 3. Transfer Agent and Registrar. The Board of Directors shall have power to appoint one or more transfer agents and registrars for the transfer and registration of certificates of stock of any class, and may require that stock certificates shall be countersigned and registered by one or more of such transfer agents and registrars.

     Section 4. Lost or Destroyed Certificates. The corporation may issue a new certificate to replace any certificate theretofore issued by it alleged to have been lost or destroyed. The Board of Directors may require the owner of such a certificate or his legal representative to give the corporation a bond in such sum and with such sureties as the Board of Directors may direct to indemnify the corporation as transfer agents and registrars, if any, against claims that may be made on account of the issuance of such new certificates. A new certificate may be issued without requiring any bond.

     Section 5. Consideration for Shares. The capital stock of the corporation shall be issued for such consideration, but not less than the par value thereof, as shall be fixed from time to time by the Board of Directors. In the absence of fraud, the determination of the Board of Directors as to the value of any property or services received in full or partial payment of shares shall be conclusive.

     Section 6. Registered Shareholders. The company shall be entitled to treat the holder of record of any share or shares of stock as the holder thereof, in fact, and shall not be bound to recognize any equitable or other claim to or on behalf of this company any and all of the rights and powers incident to the ownership of such stock at any meeting, and shall have power and authority to execute and deliver proxies and consents on behalf of this company in connection with the exercise by this company of the rights and powers incident to the ownership of such stock. The Board of Directors, from time to time, may confer like powers upon any other person or persons.

                                  ARTICLE VIII

                                 INDEMNIFICATION

     Section 1. Indemnification. No officer or Director shall be personally liable for any obligations of the corporation or for any duties or obligations of the corporation or for any duties or obligations arising out of any acts or conduct of said officer or Director performed for or on behalf of the corporation. The corporation shall and does hereby indemnify and hold harmless each person and his heirs and administrators who shall serve at any time hereafter as a Director or officer of the corporation from and against any and all claims, Judgments and liabilities to which such persons shall become subject by reason of his having heretofore or hereafter been a Director or officer of the corporation, or by reason of any action alleged to have heretofore or hereafter taken or omitted to have been taken by him as such Director or officer, and shall reimburse each such person for all legal and other expenses reasonably incurred by him in connection with any such claim or liability, including power to defend such person from all suits or claims as provided for under the provisions of the Nevada Business Corporation Act; provided, however, that no such person shall be indemnified against, or be reimbursed for, any expense incurred in connection with any claim or liability arising out of his own negligence or willful misconduct. The rights accruing to any person under the foregoing provisions of this section shall not exclude any other right to which he may lawfully be entitled, nor shall anything herein contained restrict the right of the corporation to indemnify or reimburse such person in any proper case, even though not specifically herein provided for. The corporation, its directors, officers, employees and agents shall be fully protected in taking any action or making any payment, or in refusing so to do in reliance upon the advice of counsel.

     Section 2. Other Indemnification. The indemnification herein provided shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any bylaw, agreement, vote of stockholders or disinterested directors, or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer or employee, and shall inure to the benefit of the heirs, executors and administrators of such person.

     Section 3. Insurance. The corporation may purchase and maintain insurance on behalf of any person who is or was a Director, officer or employee of the corporation, or is or was serving at the request of the corporation as a Director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the corporation would have the power to indemnify him against liability under the provisions of this section or of the general Corporation Law of Nevada.

     Section 4. Settlement by Corporation. The right of any person to be indemnified shall be subject always to the right of the corporation by its Board of Directors, in lieu of such indemnity, to settle any such claim, action, suit or proceeding at the expense of the corporation by the payment of the amount of such settlement and the costs and expenses incurred in connection therewith.

                                   ARTICLE IX

                                WAIVER OF NOTICE

     Whenever any notice is required to be given to any shareholder or Director of the corporation under the provisions of these Bylaws, or under the provisions of the Articles of Incorporation, or under the provisions of the Nevada Business Corporation Act, a waiver thereof in writing signed by the person or person entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice. Attendance at any meeting shall constitute a waiver of notice of such meetings, except where attendance is for the express purpose of objecting to 17 the legality of that meeting.

                                    ARTICLE X

                                   AMENDMENTS

     These bylaws may be altered, amended repealed, or new bylaws adopted by 50% of the entire Board of Directors at any regular or special meeting. Any bylaw adopted by the Board may be repealed or changed by action of the, shareholders.

                                   ARTICLE XI

                                   FISCAL YEAR

     The fiscal year of the corporation shall be fixed and may be varied by resolution of the Board of Directors.

                                   ARTICLE XII

                                    DIVIDENDS

     The Board of Directors may at any regular or special meeting, as they deem advisable, declare dividends payable out of the surplus of the corporation.

                                  ARTICLE XIII

                                 CORPORATE SEAL

     The seal of the corporation shall be in the form of a circle and shall bear the name of the corporation and the year of incorporation per sample affixed hereto.

                                  Exhibit 10.2

                              CONVERTIBLE DEBENTURE



THIS AGREEMENT made as of the 1st day of November, 1996.


B E T W E E N:


                             CHALMETTE FINANCE INC.
                       a Corporation incorporated pursuant
                              to the laws of Panama

                        (hereinafter called the "Lender")

                               OF THE FIRST PART

AND:

                          PERIPHERAL CONNECTIONS, INC.
                       a Corporation incorporated pursuant
                       to the laws of the State of Nevada

                     (hereinafter called the "Corporation")

                            OF THE SECOND PART

                                    ARTICLE 1
                                 PROMISE TO PAY

1.1 Peripheral Connections, Inc. (the "Corporation"), a corporation incorporated under the laws of the State of Nevada and having its chief executive office at 2 Sheppard Avenue East, Suite 1800, North York, Ontario, M2N 5Y7, for value received, hereby promises to pay to the order of Chalmette Finance Inc. (the "Lender") at 2 Sheppard Avenue East, Suite 1800, North York, Ontario, M2N 5Y7 or at such other place as the Lender may direct at any time and from time to time, on November 1, 2001, the principal amount of two hundred thousand ($200,000.00) dollars of law currency of the United States of America, together with interest on the principal amount at the rate of ten (10.00%) percent per annum, calculated semi-annually, not in advance, without reinvestment factor, as well after as before demand, default and judgment. Interest on the principal amount outstanding shall be payable twice yearly on the 31st day of May and the 30th day of November in each and every year until the principal is paid in full; the first payment of interest to be computed form the date hereof upon the whole of the principal amount secured, to become due and payable on the 31st day of May, 1997 (the principal amount, such interest and all other amounts now or hereafter payable hereunder being referred to herein as the "Obligations Secured").

                                    ARTICLE 2
                                CONVERSION RIGHTS

2.1 The Lender may, upon giving notice as hereinafter provided, at any time prior to the 1st day of November, 2001, convert in whole or in part, the outstanding principal balance of this Debenture, together with all accrued and unpaid interest, in to $0.001 Par Value Class A Common Shares in the capital of the Corporation at a conversion price equal to ten ($0.10) cents per share (the "Conversion Price").

2.2 If the Lender elects to convert a part only of the outstanding principal balance of this Debenture, the outstanding principal balance owing on this Debenture shall be deemed to have been reduced by the amount of the Debenture so converted and the Lender shall provide to the Corporation such instruments and acknowledgments as shall be necessary to validly and effectively amend this Debenture.

2.3 In order to effect the right of conversion herein provided for, the Lender shall deliver to the Corporation, at the registered office of the Corporation, a notice in writing setting out the Lender's election to convert this Debenture, together with all accrued but unpaid interest thereon, in to $0.001 Par Value Class A Common Shares in the capital of the Corporation. If the Lender elects to convert a part only of the outstanding principal balance of this Debenture, such notice shall set out the amount of the outstanding principal balance of the Debenture which the Lender desires to convert in to $0.001 Par Value Class A Common Shares in the capital of the Corporation.

2.4 Within 30 days of the Corporation's receipt of such notice of the conversion, the Corporation, at its' own cost and expense, shall cause the certificate or certificates representing the $0.001 Par Value Class A Common Shares in the capital of the Corporation so converted to be issued in the name of the Lender or in such name or names as the Lender may direct in writing, provided that the Lender shall pay any applicable security transfer taxes. Subject to the provisions of paragraph 2.2 (partial conversion) upon the issuance of such shares, this Debenture shall be deemed to have been satisfied, discharged or redeemed and for such purpose, the Lender shall cancel and discharge this Debenture and execute and deliver to the Corporation such instruments as shall be necessary to discharge this Debenture and to release or reconvey to the Corporation any property and assets subject to the security created hereby.

2.5 From and after the date that the Corporation receives such notice of conversion, interest shall cease to accrue on that portion of the outstanding principal amount of this Debenture which is to be converted.

                                    ARTICLE 3
                          CREATION OF SECURITY INTEREST

3.1 As continuing security for the payment of the Obligations Secured and the performance by the Corporation of all its covenants and obligations hereunder, the Corporation hereby grants, assigns, transfers, mortgages, pledges, charges and hypothecates, by way of a security interest to and in favour of the Lender, all of the undertaking, property and assets of the Corporation, both real and personal, immovable and moveable, tangible and intangible, legal and equitable, of whatsoever nature and kind and wheresoever situate, now owned or hereafter acquired by the Corporation including the goodwill of the Corporation and all proceeds in any form now or hereafter derived from the sale, lease or other disposition of any of the property and assets of the Corporation subject to, or intended to be subject to the security interest hereby created.

3.2 The attachment of the security interest created hereby has not been postponed and such security interest shall attach to any particular property intended to be subject to the security interest created hereby as soon as the Corporation has rights in such property.

3.3 The Corporation covenants that it shall not, without the prior consent in writing of the Lender create, assume or suffer to exist any Lien, upon all or any part of the Mortgaged Property ranking or purporting to rank in priority to or pari passu with this Debenture or the security created hereby other than the security hereof and any other Lien which the Lender has expressly consented to in writing.

3.4 No provision hereof shall be construed as a subordination or postponement of this Debenture and/or the security created hereby to or in favour of any other Lien, whether or not such Lien is permitted hereunder or otherwise.

3.5 The Corporation shall at its own expense do, execute, acknowledge and deliver or cause to be done, executed, acknowledged and delivered all such further acts, deeds, mortgages, pledges, charges, assignments, security agreements, hypothecs, and assurances (including instruments supplemental or ancillary hereto) and such financing statements as the Lender may from time to time request to better assure and perfect its security on the Mortgaged Property or any part thereof.

3.6 The Corporation shall have the right at any time and from time to time, to prepay the whole or any part of the principal sum secured hereunder without notice or bonus.

                                    ARTICLE 4
                                EVENTS OF DEFAULT

4.1  The occurrence of any of the following  events shall constitute an Event of
     Default:

     (a) the Corporation defaults in payment of all or any part of the Obligations Secured;

     (b) the Corporation fails to have its' securities listed for purchase and sale on a recognized stock exchange on or before November 30, 1997;

     (c) the Corporation admits its inability to pay its debts generally as they become due or otherwise acknowledges its insolvency;

     (d) except to the extent permitted by the Lender in writing, the Corporation institutes any proceeding or takes any corporate action or executes any agreement to authorize its participation in or commencement of any proceeding:

          (i)  seeking to adjudicate it a bankrupt or insolvent, or

          (ii) seeking liquidation, dissolution, winding up, reorganization, arrangement, protection, relief or composition of it or any of its property or debt, or making a proposal with respect to it under any law relating to bankruptcy, insolvency, reorganization or compromise of debts or other similar laws (including, without limitation, any application under the Companies' Creditors Arrangement Act (Canada) or any reorganization, arrangement or compromise of debt under the laws of the jurisdiction of incorporation of the Corporation);

     (e)  any proceeding is commenced against or affecting the Corporation:

          (i)  seeking to adjudicate it a bankrupt or insolvent,

          (ii) seeking liquidation, dissolution, winding up, reorganization, arrangement, protection, relief or composition of it or any of its property or debt or making a proposal with respect to it under any law relating to bankruptcy, insolvency, reorganization or compromise of debts or other similar laws (including, without limitation, any reorganization, arrangement or compromise of debt under the laws of the jurisdiction of incorporation of the Corporation);

          (iii)seeking appointment of a receiver, trustee, agent, custodian or other similar official for it or for any substantial part of its properties and assets, including the Mortgaged Property or any part thereof;

                    and such  proceeding is not being contested in good faith by appropriate proceedings or, if so contested remains outstanding, undismissed and unstayed more than 60 days from the institution of such first mentioned proceeding; or

     (f) any creditor of the Corporation or any other Person shall privately appoint a receiver, trustee or similar official for any substantial part of the Corporation's properties and assets or for the Mortgaged Property or any part thereof, and such appointment is not being contested in good faith and by appropriate proceedings or, if so contested, such appointment continues for more than 60 days.

                                    ARTICLE 5
                              REMEDIES UPON DEFAULT

5.1 Upon the occurrence of an Event of Default, the Obligations Secured shall, at the option of the Lender, immediately be due and payable by the Corporation to the Lender and the security hereby created shall become enforceable.

5.2 If the security created hereby becomes enforceable, the Lender may in its discretion, take any steps or proceedings of any kind permitted by law or in equity or otherwise to enforce payment of the Obligations Secured or performance of any other covenant or obligation of the Corporation contained herein and exercise all rights and remedies of a secured party under the PPSA or to realize all or any parts of the security created hereby.:

5.3 All rights, powers and remedies of the Lender under this Debenture may be exercised separately or in combination and shall be in addition to, and not in substitution for, any other security now or hereafter held by the Lender and any other rights, powers and remedies of the Lender however created or arising. No single or partial exercise by the Lender of any of the rights, powers and remedies under this Debenture or under any other security now or hereafter held by the Lender shall preclude any other and further exercise of any other right, power or remedy pursuant to this Debenture or any other security or at law, in equity or otherwise. The Lender shall at all times have the right to proceed against all or any portion of the Mortgaged Property or any other security in such order and in such manner as it shall determine without waiving any rights, powers or remedies which the Lender may have with respect to this Debenture or any other security or at law, in equity or otherwise. No delay or omission by the Lender in exercising any right, power or remedy hereunder or otherwise shall operate as a waiver thereof or of any other right, power or remedy.

5.4 In the case of any judicial or other steps or proceedings to enforce the security hereby created, and without limiting any right of the Lender to obtain judgment for any greater amount, the Corporation shall remain liable to the Lender for any amount which may remain due in respect of the Obligations Secured after application to the payment thereof of the proceeds of any sale, lease or other disposition of the Mortgaged Property or any part thereof.

5.5 The Lender shall not be liable for any failure to exercise its rights, powers or remedies arising hereunder or otherwise, including without limitation any failure to take possession of, collect, enforce, realize, sell, lease or otherwise dispose of, preserve, maintain, complete, protect, replace or improve all or any part of the Mortgaged Property, to carry on all or any part of the business of the Corporation relating to the Mortgaged Property or to take any steps or proceedings for any such purposes, nor shall the Lender have any obligation to take any steps or proceedings to preserve rights against prior parties to or in respect of all or any part of the Mortgaged Property.

5.6 Unless required by law, the Lender shall not be required to give the Corporation any notice of any sale, lease or other disposition of the Mortgaged Property or any part thereof or the date after which any private disposition of Mortgaged Property or any part thereof is to be made.

5.7 If the Lender is at any time or from time to time required to make a payment to defeat or honour the priority of a mortgage, pledge, charge, assignment, security interest, hypothec, lien or other encumbrance on or in respect of all or any part of the Mortgaged Property, any such payment or payments, and the costs, charges and expenses of the Lender in connection therewith (including legal fees on a solicitor and his own client basis) shall be payable by the Corporation on demand.

                                    ARTICLE 6
                              APPLICATION OF MONEYS

6.1 The moneys arising from the enforcement of the security created hereby (except following foreclosure or other acceptance of the Mortgaged Property or part thereof in satisfaction of the Obligations Secured) shall be applied by the Lender in the following order, except to the extent otherwise required by law:

     (a) first, in payment of the Lender's reasonable costs, charges and expenses (including legal fees on a solicitor and his own client basis) incurred in the exercise of all or any of the rights, powers or remedies granted to it under this Debenture;

     (b) second, in payment of amounts paid by the Lender in respect of any charges ranking in priority or pari passu with the security created by this Debenture;

     (c) third, in payment of the remainder of the Obligations Secured in such order of application as the Lender may determine;

     (d) fourth, subject to sections 7.2 and 7.3, to any Person who has a security interest in the Mortgaged Property or part thereof that is subordinate to that of the Lender and whose interest,

          (i) was perfected by possession, the continuance of which was prevented by the Lender taking possession of the Mortgaged Property; or

          (ii) was, immediately before the sale, lease or other disposition by the Lender perfected by registration;

     (e) fifth, subject to sections 6.2 and 6.3, to any other Person with an interest in such moneys who has delivered a written notice to the Lender of the interest before the distribution of such moneys; and

     (f) last, subject to sections 6.2 and 6.3, to the Corporation or any other Person who is known by the Lender to be an owner of the Mortgaged Property.

6.2 The Lender may require any Person mentioned in clauses 6.1(d), 6.1(e) or 6.1(f) to furnish proof of that Person's interest, and unless the proof is furnished within ten days after demand by the Lender, the Lender need not pay over any portion of the moneys referred to therein to such Person.

6.3 Where there is a question as to who is entitled to receive payment under clauses 6.1(d), 6.1(e) or 6.1(f), the Lender or the Receiver may pay the moneys referred to therein into court.

                                    ARTICLE 7
                                     GENERAL

7.1 The Lender may in its discretion from time to time release any part of the Mortgaged Property or any other security either with or without any sufficient consideration therefor, without responsibility therefor and without thereby releasing any other part of the Mortgaged Property or any other security or any Person from the security created by this Debenture or from any of the covenants herein contained.

7.2 The Corporation hereby appoints the Lender as the Corporation's attorney, with full power of substitution, in the name and on behalf of the Corporation, to execute, deliver and do all such acts, deeds, leases, documents, transfers, demands, conveyances, assignments, contracts, assurances, consents, financing statements and things as the Corporation has herein agreed to execute, deliver and do or as may be required by the Lender to give effect to this Debenture or in the exercise of any rights, powers or remedies hereby conferred on the Lender and generally to use the name of the Corporation in the exercise of all or any of the rights, powers or remedies hereby conferred on the Lender. This appointment, coupled with an interest, shall not be revoked by the insolvency, bankruptcy, dissolution, liquidation or other termination of the existence of the Corporation or for any other reason.

7.3 The Corporation shall pay to the Lender on demand all of the Lender's reasonable costs, charges and expenses (including, without limitation, legal fees on a solicitor and his own client basis) incurred in connection with the perfection, preservation or enforcement of any security created hereby.

7.4 The Lender may at any time and from time to time set-off, appropriate and apply any indebtedness and liability of the Lender to the Corporation, matured or unmatured, against and on account of the Obligations Secured when due, in such order of application as the Lender may from time to time determine.

7.5 After the Obligations Secured have been paid in full, the Lender shall, at the written request and expense of the Corporation, cancel and discharge this Debenture and execute and deliver to the Corporation such instruments as shall be necessary to discharge this Debenture and to release or reconvey to the Corporation any property and assets subject to the security created hereby.

7.6 The Lender may grant extensions of time and other indulgences, take and give up security, accept compositions, make settlements, grant releases and discharges and otherwise deal with the Corporation, debtors of the Corporation, sureties and other Persons and with all or any part of the Mortgaged Property and other security as the Lender sees fit, without prejudice to any debts and liabilities of the Corporation to the Lender or the rights, powers and remedies of the Lender under this Debenture.

7.7 The Corporation authorizes the Lender to file such financing statements and other documents and do such acts, matters and things (including completing and adding schedules identifying all or any part of the Mortgaged Property) as the Lender may consider appropriate to perfect and continue the security created by this Debenture, to protect and preserve the interest of the Lender in the Mortgaged Property and to realize upon this Debenture.

7.8 Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be sufficiently given only if delivered to the party for whom it is intended at the principal address of such party herein set forth or as changed pursuant hereto. Either party may notify the other pursuant hereto of any change in such party's principal address to be used for the purposes hereof.

                  (1)      If to the Lender at:

                           Chalmette Finance Inc.
                           Calle Aquilino De la Guardia No. 8
                           Edificio IGRA
                           Panama, Republica de Panama
                           Apartado 87-1371
                           Panama 7
                           Republica de Panama

                  (2)      If to the Corporation at:

                           2 Sheppard Avenue East,
                           Suite 1800
                           North York, Ontario
                           M2N 5Y7

                           Attention:  Mr. Melvyn Moscoe

                           With a Copy to its' solicitor at

                           Barnet J. Goldberg
                           Barrister and Solicitor
                           89 Scollard Street
                           Suite 300
                           Toronto, Ontario
                           M5R 1G4

     Notwithstanding the foregoing, if the PPSA requires that a notice or other communication be given in a specified manner, then any such notice or communication shall be given in such manner.

7.9  In this Debenture:

     "this Debenture", "these presents", "hereto", "herein", "hereof", "hereby", "hereunder", and any similar expressions refer to this Debenture and not to any particular Article, section or other portion hereof;

     "Event of Default" has the meaning attributed to such term in section 4.1;

     "Lien" means any mortgage, pledge, charge, assignment, security interest, hypothec, lien or other encumbrance, including, without limitation, any agreement to give any of the foregoing, or any conditional sale or other title retention agreement;

     "Mortgaged Property" means all of the undertaking, property and assets of the Corporation subject to, or intended to be subject to, the mortgages, pledges, charges, assignments, security interests and hypothecs created hereby;

     "Person" means any individual, partnership, limited partnership, joint venture, syndicate, sole proprietorship, company or corporation with or without share capital, unincorporated association, trust, trustee, executor, administrator or other legal personal representative, regulatory body or agency, government or governmental agency, authority or entity however designated or constituted;

     "PPSA" means the Personal Property Security Act, 1989 (Ontario) as amended from time to time and any Act substituted therefor and amendments thereto and the following terms, namely, "Chattel Paper", "Consumer Goods", "Document of Title", "Goods", "Instrument", "Inventory" , "Security", shall have the respective meaning set out in the PPSA;

     "Receiver" means any of a receiver, manager, receiver-manager and receiver and manager;

7.10 The inclusion of headings in this Debenture is for convenience of reference only and shall not affect the construction or interpretation hereof.

7.11 Except where otherwise expressly provided, all amounts in this Debenture are stated and shall be paid in U.S. dollars.

7.12 In this Debenture, unless the context otherwise requires, words importing the singular include the plural and vice versa and words importing gender include all genders.

7.13 Each of the provisions contained in this Debenture is distinct and severable and a declaration of invalidity or unenforceability of any such provision or part thereof by a court of competent jurisdiction shall not affect the validity or enforceability of any other provision hereof.

7.14 No amendment or waiver of this Debenture shall be binding unless executed in writing by the party to be bound thereby. No waiver of any provision of this Debenture shall constitute a waiver of any other provision nor shall any waiver of any provision of this Debenture constitute a continuing waiver unless otherwise expressly provided.

7.15 This Debenture shall be governed by and construed in accordance with the laws of the Province of Ontario and the laws of Canada applicable therein and the Corporation hereby irrevocably attorns to the jurisdiction of the courts of Ontario.

7.16 This Debenture shall be binding on the Corporation and its successors and shall enure to the benefit of the Lender and its successors and assigns.
     The Obligations Secured shall be paid, and this Debenture shall be assignable by the Lender, free of any set-off, counter-claim or equities between the Corporation and the Lender.

7.17 This Debenture may be executed in counterparts, each of which shall be effected only upon delivery and thereafter shall be deemed an original and all of which shall be taken to be one and the same instrument, with the same effect as if all parties hereto had signed the same signature page.

7.18 The Corporation acknowledges receipt of a copy of this Debenture and a copy of the financing statement/verification statement registered under the PPSA in respect of the security created hereby

     IN WITNESS WHEREOF the Corporation has executed this Debenture as of the 1st day of November, 1996.

Peripheral Connections, Inc.


Per: s/
-------------------------
Melvyn Moscoe
Secretary and Director
Authorized Signing Officer
I have the authority to bind the Corporation


     IN WITNESS WHEREOF the Lender has executed this Debenture as of the 1st day of November, 1996.

Chalmette Finance Inc.


Per:  s/
-------------------------
Emirita de Piad
Secretary
Authorized Signing Officer
I have the authority to bind the Corporation

                                  Exhibit 10.3








December 31, 1996




DEMAND PROMISSORY NOTE


For valuable consideration received we promise to pay on demand to Peripheral Connections Inc. $27,860 together with interest at 8% per annum.



National Media Funding Corporation.



Per s/

President