Form 10QSB
period 1997-03-31
PERIPHERAL CONNECTIONS INC
filed 1997-05-05
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

Commission File No. 33-55254-39

                          PERIPHERAL CONNECTIONS, INC.
        (Exact name of Small Business Issuer as specified in its charter)


                  NEVADA                         87-0485315
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

3303 DON MILLS ROAD, SUITE 2603 NORTH YORK, ONTARIO, CANADA M2J 4T6 (Address of principal executive offices)

Issuer's telephone number, including area code (416) 490-8500

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,000,000 shares of $.001 par value class A common stock outstanding as of March 31, 1997


Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No [X]

                          PERIPHERAL CONNECTIONS, INC.
                         FORM 10-QSB FOR QUARTER ENDED

                                 MARCH 31, 1997
                                      INDEX

PART I - FINANCIAL INFORMATION                                         Page No.

         Item 1    Financial Statements

                   Balance Sheets as of
                   March 31, 1997 and December 31, 1996                   4

                   Statements of Operations for the
                   three month periods ended
                   March 31, 1997 and 1996                                5

                   Statements of Cash Flows for the
                   three month periods ended
                   March 31, 1997 and 1996.                               6

         Item 2    Management's Discussion and Analysis
                   and Plan of Operations                                 7

PART II - OTHER INFORMATION

         Item 1            Legal Proceedings                              8
         ------

         Item 2            Changes in Securities                          8
         ------

         Item 3            Defaults Upon Senior Securities                8
         ------

         Item 4            Submission of Matters to a Vote of
         ------
                           Security Holders                               8

         Item 5            Other Information                              8
         ------

         Item 6            Exhibits and Reports on Form 8-K               8
         ------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

         In the opinion of the management of Peripheral Connections, Inc. (the Company) the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996 the results of operations for the three months period ended March 1997 and March 31, 1996, and the cash flows for the three month periods ended March 31, 1997 and March 31, 1996.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)

                                  Balance Sheet

                                     ASSETS

                                                                  March 31,                   Dec. 31,
                                                                    1997                        1996
CURRENT ASSETS                                                   (Unaudited)                 (Audited)
                                                                 -----------                -----------
         Cash                                                    $   125,252                $   163,476
         Loan Receivable                                              64,860                     27,860
         Accrued Interest                                              1,353                        225
                                                                 -----------                -----------

                  Total Current Assets                               191,465                    191,561
                                                                 -----------                -----------

                  TOTAL ASSETS                                    $  191,465                $   191,561
                                                                  ==========                ===========

                              LIABILITIES & EQUITY
LIABILITIES & EQUITIES

CURRENT LIABILITIES
         Accounts Payable and
         Interest Payable                                        $    13,333                $     3,333
                                                                 -----------                -----------

                  Total Current Liabilities                           13,333                      3,333
                                                                 -----------                -----------

         Convertible Debenture -                                 $   200,000                $   200,000
                                                                 -----------                -----------

                  Total Liabilities                              $   213,333                $   203,333
                                                                 -----------                -----------

STOCKHOLDERS' EQUITY

         Common Stock $0.001 par value
         authorized - 25,000,000 shares
         Issued and outstanding 1,000,000 shares                       1,000                      1,000

         Deficit accumulated during
         the development stage                                       (22,868)                   (12,772)
                                                                 -----------                -----------
                  Total Stockholders' Equity                         (21,868)                   (11,772)
                                                                 -----------                -----------

                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                           $   191,465                $   191,561
                                                                 ===========                ===========

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)



                             Statement of Operations

                                                For the 3 months ended March 31

                                                     1997                 1996
                                                ---------            ---------

Revenue                                      $          0         $          0

Expenses
         Administration                             7,765                    0
         Net Interest Expense                       2,331                    0
                                              -----------          -----------

                                                   10,096                    0

Net Loss for Period                               (10,096)                   0

Deficit - beginning of Period                     (12,772)                   0
                                              -----------          -----------

Deficit - end of Period                           (22,868)                   0

Net Loss per Share                                  (0.01)                   0

Average shares outstanding                      1,000,000            1,000,000
used to calculate net loss
per share

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)



                            Statements of Cash Flows


                                               For the 3 months ended March 31

                                                     1997                 1996
                                                ---------            ---------

Cash flows from
Operating Activities                              (10,096)                   0

Adjustments to reconcile
net loss to cash
used by operating activities

Changes in assets and
Liabilities                                        10,000                    0
                                                ---------            ---------

Net cash used by operating activities                 (96)                   0

Investing Activities
Loans to related party
and accrued interest                              (38,128)                   0
                                                ---------            ---------

Net cash used by
investing activities                              (38,128)                   0
                                                ---------            ---------
Decrease in cash                                  (38,224)                   0

Cash - beginning of period                        163,476                    0
                                                ---------            ---------

Cash - end of period                              125,252                    0
                                                ---------            ---------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.

         The Company has no operational history and has yet to engage in business of any kind. All risks inherent in a new and inexperienced enterprise are inherent in the Company's business. On July 2, 1996, the Company raised $200,000 through the issuance of a 12.5 percent debenture which was convertible into $0.001 par value Class A common shares at the rate of 10 cents per share. The debenture was subsequently refinanced with a debenture having substantially similar terms and an interest rate that is now 8 percent. With the proceeds of this $200,000 financing the Company plans to construct a new search-engine for financial products now being presented on the Internet. The Company plans to assemble the personnel and infrastructure to create the requisite Web software, which, in its opinion, when operational, can attract such potential advertisers in the financial world such as brokers, money mangers, financial planners, publishers and banking institutions.

         The discussions below highlight certain of the more material changes in results of operations and changes in financial condition for the fiscal three month period ended March 31, 1997 and 1996. The Company continues to focus its energies on the creation of Web software.

Results of Operations.

         During the first quarter of fiscal 1997 the Company incurred expenses related to consulting, legal and accounting assistance, interest expense and share registration. Administrative expenses on both a cash and accrued basis are being kept to minimum levels while the whole of the Company's efforts are directed to the realization of a positive cash flow from its software development.

Financial Condition.

         There were no significant changes to the net financial condition of the Company in the three month period ended March 31, 1997. Cash decreased by $38,224 mainly as a result of administration expense and a loan to a related party. The Company continues to believe it has the support of its major stockholders and that financing is available to meet all requirements.

PART II

                                Other Information

Item 1.           Legal proceedings:                 None

Item 2.           Changes in Securities:             None

Item 3.           Defaults Upon Senior
                  Securities:                        None

Item 4.           Submission of Matters to
                  a Vote of Security Holders:        None

Item 5.           Other Information:                 None

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits:             None
                  (b)  Reports:              None

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PERIPHERAL CONNECTIONS, INC.


Dated:  April 29, 1997                /s/ Melvyn Moscoe
                                  ---------------------
                                  Melvyn Moscoe, Director, Chief
                                  Financial Officer