Form 10QSB
period 1997-06-30
PERIPHERAL CONNECTIONS INC
filed 1997-08-04
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,000,000 shares of $.001 par value class A common stock outstanding as of June 30, 1997


Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No [X]

                          PERIPHERAL CONNECTIONS, INC.
                         FORM 10-QSB FOR QUARTER ENDED

                                 June 30, 1997
                                      INDEX

PART I - FINANCIAL INFORMATION                                         Page No.

         Item 1    Financial Statements

                   Balance Sheets as of
                   June 30, 1997 and December 31, 1996                    4

                   Statements of Operations for the
                   three and six month periods ended
                   June 30, 1997 and 1996                                 5

                   Statements of Cash Flows for the
                   six month periods ended
                   June 30, 1997 and 1996.                                6

         Item 2    Management's Discussion and Analysis
                   and Plan of Operations                                 7

PART II - OTHER INFORMATION

         Item 1            Legal Proceedings                              8
         ------

         Item 2            Changes in Securities                          8
         ------

         Item 3            Defaults Upon Senior Securities                8
         ------

         Item 4            Submission of Matters to a Vote of
         ------
                           Security Holders                               8

         Item 5            Other Information                              8
         ------

         Item 6            Exhibits and Reports on Form 8-K               8
         ------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     In the opinion of the management of Peripheral Connections, Inc. (the Company) the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996, the results of operations for the six month periods ended June 1997 and June, 1996, and the cash flows for the six month periods ended June 30, 1997 and June 30, 1996.

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

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)

                                  Balance Sheets

                                     ASSETS

                                                                  June 30,                    Dec. 31,
                                                                    1997                        1996
CURRENT ASSETS                                                   (Unaudited)                 (Audited)
                                                                 -----------                -----------
         Cash                                                    $   119,882                $   163,476
         Loan Receivable                                              65,296                     27,860
         Accrued Interest                                              2,659                        225
                                                                 -----------                -----------

                  Total Current Assets                               187,837                    191,561
                                                                 -----------                -----------

                  TOTAL ASSETS                                   $   187,837                $   191,561
                                                                 ===========                ===========

                              LIABILITIES & EQUITY
LIABILITIES & EQUITIES

CURRENT LIABILITIES
         Accounts Payable and
         Interest Payable                                        $    14,833                $     3,333
                                                                 -----------                -----------

                  Total Current Liabilities                           14,833                      3,333

         Convertible Debenture                                       200,000                    200,000
                                                                 -----------                -----------

                  Total Liabilities                                  214,833                    203,333

STOCKHOLDERS' EQUITY

         Common Stock $0.001 par value
         Authorized - 25,000,000 shares
         Issued and outstanding 1,000,000 shares                       1,000                      1,000

         Deficit accumulated during
         the development stage                                       (27,996)                   (12,772)
                                                                 -----------                -----------
                  Total Stockholders' Equity                         (26,996)                   (11,772)
                                                                 -----------                -----------

                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                           $   187,837                $   191,561
                                                                 ===========                ===========

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)



                             Statements of Operations

                                                For the 3 months ended June 30,      For the 6 months ended June 30,

                                                     1997                 1996            1997                1996
                                             ------------         ------------       ----------          ---------

Revenue                                      $          0         $          0       $        0          $       0

Expenses
         Administration                             2,788                    0           10,553                  0
         Net Interest Expense                       2,340                    0            4,671                  0
                                              -----------          -----------       ----------          ---------

                                                    5,128                    0           15,224                  0

Net Loss for Period                                (5,128)                   0          (15,224)                 0

Deficit - beginning of Period                     (22,868)                   0          (12,772)            (1,000)
                                              -----------          -----------       ----------          ---------

Deficit - end of Period                           (27,996)                   0          (27,996)            (1,000)

Net Loss per Share                                  (0.01)                   0             (.03)                 0

Average shares outstanding                      1,000,000            1,000,000        1,000,000          1,000,000
used to calculate net loss
per share


                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)



                            Statements of Cash Flows


                                               For the 6 months ended June 30,

                                                     1997                 1996
                                                ---------            ---------

Cash flows from
Operating Activities                            $ (15,224)           $       0

Adjustments to reconcile
net loss to cash
used by operating activities

Changes in assets and
liabilities                                        11,500                    0
                                                ---------            ---------

Net cash used by operating activities              (3,724)                   0

Investing Activities
Loans to related party
and accrued interest                              (39,870)                   0
                                                ---------            ---------

Net cash used by
investing activities                              (39,870)                   0
                                                ---------            ---------
Decrease in cash                                  (43,594)                   0

Cash - beginning of period                        163,476                    0
                                                ---------            ---------

Cash - end of period                            $ 119,882            $       0
                                                =========            =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.

     The Company has no operational history and has yet to engage in business of any kind. All risks inherent in a new and inexperienced enterprise are inherent in the Company's business. On July 2, 1996, the Company raised $200,000 through the issuance of a 12.5 percent debenture which was convertible into $0.001 par value Class A common shares at the rate of 10 cents per share. The debenture was subsequently refinanced with a debenture having substantially similar terms and an interest rate that is now 10 percent. With the proceeds of this $200,000 financing the Company plans to construct a new search-engine for financial products now being presented on the Internet. The Company plans to assemble the personnel and infrastructure to create the requisite Web software, which, in its opinion, when operational, can attract such potential advertisers in the financial world such as brokers, money mangers, financial planners, publishers and banking institutions.

     The discussions below highlight certain of the more material changes in results of operations and changes in financial condition for the fiscal six month period ended June 30, 1997 and 1996. The Company continues to focus its energies on the creation of Web software.

Results of Operations.

     During the first two quarters of fiscal 1997 the Company incurred expenses related to consulting, legal and accounting assistance, interest expense and share registration. Administrative expenses on both a cash and accrued basis are being kept to a minimum level to preserve assets for software development.

Financial Condition.

     There were no significant changes to the net financial condition of the Company in the six month period ended June 30, 1997. Cash decreased by $43,594 mainly as a result of administration expense and a loan to a related party. The Company continues to believe it has the support of its major stockholders and that financing is available to meet all requirements.

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



                                  PERIPHERAL CONNECTIONS, INC.


Dated:  August 4, 1997            /s/ Melvyn Moscoe
                                  ---------------------
                                  Melvyn Moscoe, Director, Chief
                                  Financial Officer