Form 10QSB
period 1997-09-30
PERIPHERAL CONNECTIONS INC
filed 1997-11-05
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,050,000 shares of $.001 par value class A common stock outstanding as of September 30, 1997


Transitional Small Business Disclosure Format (check one):  Yes        No  X

                          PERIPHERAL CONNECTIONS, INC.
                          FORM 10-QSB FOR QUARTER ENDED

                               September 30, 1997
                                      INDEX

PART I - FINANCIAL INFORMATION                                         Page No.

         Item 1    Financial Statements

                   Balance Sheets as of
                   September 30, 1997 and December 31, 1996              4

                   Statements of Operations for the
                   three and nine month periods ended
                   September 30, 1997 and 1996                           5

                   Statements of Cash Flows for the
                   nine month periods ended
                   September 30, 1997 and 1996.                          6

         Item 2    Management's Discussion and Analysis
                   and Plan of Operations                                7

PART II - OTHER INFORMATION

         Item 1    Legal Proceedings                                     8
         ------

         Item 2    Changes in Securities                                 8
         ------

         Item 3    Defaults Upon Senior Securities                       8
         ------

         Item 4    Submission of Matters to a Vote of
         ------
                   Security Holders                                      8

         Item 5    Other Information                                     8
         ------

         Item 6    Exhibits and Reports on Form 8-K                      8
         ------

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         In the opinion of the management of Peripheral Connections, Inc. (the Company) the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996, the results of operations for the nine month periods ended September 1997 and September 30, 1996, and the cash flows for the nine month periods ended September 30, 1997 and September 30, 1996.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                                                            September 30,           Dec. 31,
                                                                                1997                  1996
                                                                             (Unaudited)            (Audited)
                                                                         -----------------     -----------------
ASSETS

CURRENT ASSETS
   Cash                                                                  $          18,261     $         163,476
   Loan Receivable                                                                 165,296                27,860
   Accrued Interest                                                                  6,121                   225
                                                                         -----------------     -----------------

                                                 Total Current Assets              189,678               191,561
                                                                         -----------------     -----------------

                                                         TOTAL ASSETS    $         189,678     $         191,561
                                                                         =================     =================

LIABILITIES & EQUITY

CURRENT LIABILITIES
   Accounts Payable and
     Interest Payable                                                    $           4,852     $           3,333
                                                                         -----------------     -----------------

                                            Total Current Liabilities                4,852                 3,333

   Convertible Debenture                                                                 0               200,000
                                                                         -----------------     -----------------

                                                    Total Liabilities                4,852               203,333

STOCKHOLDERS' EQUITY

   Common Stock $0.001 par value
   Authorized - 25,000,000 shares
   Issued and outstanding 4,050,000 shares
     (1,000,000 at 1996)                                                             4,050                 1,000
   Additional paid-in capital                                                      301,950                     0
   Deficit accumulated during the development stage                               (121,174)              (12,772)
                                                                         -----------------     -----------------

                                           Total Stockholders' Equity              184,826               (11,772)
                                                                         -----------------     -----------------

                                                TOTAL LIABILITIES AND
                                                 STOCKHOLDERS' EQUITY    $         189,678     $         191,561
                                                                         =================     =================

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                              For the                          For the
                                                        Three Months Ended                Nine Months Ended
                                                           September 30,                    September 30,
                                                        1997           1996             1997            1996
                                                   -------------  --------------    -------------  -------------
Revenue                                            $           0  $            0    $           0  $           0
Expenses
   Consulting fees                                        75,000               0           75,000              0
   Administration                                          6,652               0           17,205              0
   Net Interest Expense                                   11,526               0           16,197              0
                                                   -------------  --------------    -------------  -------------
                                                          93,178               0          108,402              0

Net Loss for Period                                      (93,178)              0         (108,402)             0

Deficit - beginning of Period                            (27,996)              0          (12,772)             0
                                                   -------------  --------------    -------------  -------------

Deficit - end of Period                                 (121,174)              0         (121,174)             0

Net Loss per Share                                          (.09)              0             (.11)             0

Average shares outstanding used to
   calculate net loss per share                        1,033,889       1,000,000        1,011,172      1,000,000

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                          For the
                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                1997                  1996
                                                                         -----------------     -----------------
Cash flows from Operating Activities                                     $        (108,402)    $               0

Adjustments to reconcile net loss to cash used by operating activities:
   Stock issued for expenses                                                       105,000                     0
   Changes in assets and liabilities                                                 1,519                     0
                                                                         -----------------     -----------------

Net cash used by operating activities                                               (1,883)                    0

Investing Activities
   Loans to related party and accrued interest                                    (143,332)                    0
                                                                         -----------------     -----------------

Net cash used by investing activities                                             (143,332)                    0
                                                                         -----------------     -----------------

Decrease in cash                                                                  (145,215)                    0

Cash - beginning of period                                                         163,476                     0
                                                                         -----------------     -----------------

Cash - end of period                                                     $          18,261     $               0
                                                                         =================     =================

SUPPLEMENTAL FINANCING ACTIVITIES:
During the quarter ended September 30, 1997, the Company issued 2,300,000 shares of its restricted common stock to retire $200,000 of debt and $30,000 of accrued interest. The Company issued 750,000 shares of S-8 stock for $75,000 of services performed by consultants, including $25,000 of services by the Company's President. The stock was valued at $.10 per share based on the services received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The Company has no operational history and has yet to engage in business of any kind. All risks inherent in a new and inexperienced enterprise are inherent in the Company's business. On July 2, 1996, the Company raised $200,000 through the issuance of a 12.5 percent debenture which was convertible into $0.001 par value Class A common shares at the rate of 10 cents per share. The debenture was subsequently refinanced with a debenture having substantially similar terms and an interest rate of 10 percent. With the proceeds of this $200,000 financing the Company plans to construct a new search-engine for financial products now being presented on the Internet. The Company plans to assemble the personnel and infrastructure to create the requisite Web software, which, in its opinion, when operational, can attract such potential advertisers in the financial world such as brokers, money mangers, financial planners, publishers and banking institutions. This debenture was subsequently converted by its holder into 2,300,000 shares of the Company's restricted common stock pursuant to the terms of the debenture.

         The discussions below highlight certain of the more material changes in results of operations and changes in financial condition for the fiscal nine month period ended September 30, 1997 and 1996. The Company continues to focus its energies on the creation of Web software.

Results of Operations.

         During the first three quarters of fiscal 1997 the Company incurred expenses related to consulting, legal and accounting assistance, interest expense and share registration. Administrative expenses on both a cash and accrued basis are being kept to a minimum level to preserve assets for software development.

Financial Condition.

         There were no significant changes to the net financial condition of the Company in the nine month period ended September 30, 1997. Cash decreased by $145,215 mainly as a result of administration expense and a loan to a related party. The Company continues to believe it has the support of its major stockholders and that financing is available to meet all requirements.

         During the quarter ended September 30 1997, the Company issued 750,000 shares of S-8 Common Stock to three consultants for services valued at $75,000. The Company also issued 2,300,000 shares of restricted common stock to retire a convertible debenture of $200,000 and pay interest expense of $30,000. The entity receiving the 2,300,000 shares is controlled by the Company's
Secretary/Chief Financial Officer. The entity is now the Company's largest shareholder, owning about 57% of the Company's outstanding stock.

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



                                           PERIPHERAL CONNECTIONS, INC.


Dated: November 4, 1997                        /s/ Melvyn Moscoe
                                           ---------------------
                                           Melvyn Moscoe, Director, Chief
                                           Financial Officer