Form 10KSB
period 1997-12-31
PERIPHERAL CONNECTIONS INC
filed 1998-04-15
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                     Annual Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year                        Commission File No.  33-55254-39
ended December 31, 1997

                          PERIPHERAL CONNECTIONS, INC.
                 (Name of Small Business Issuer in Its Charter)

            Nevada                                    87-0485315
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)

3303 Don Mills Road, Suite 2603
North York, Ontario, Canada                         M2J 4T6
(Address of Principal Executive Offices)           (Zip Code)

Registrant's Telephone Number, Including Area Code:           (416) 250-1212

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No .

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year:  $   0
                                                                    ----

     Aggregate market value of voting stock held by non-affiliates of registrant (based on the last sale price on April 13, 1998) : $3,132,600

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 14,600,000 shares of $.001 par value Class A common stock outstanding as of April 10, 1998.

Transitional Small Business Disclosure Format:  Yes      No   X

                                     PART I

Item 1. Business

     Peripheral Connections, Inc. (the "Company") was incorporated under the laws of Nevada on March 14, 1990. The Company is in the developmental stage, and has no operational history and prior to the acquisition described below, had not engaged in business of any kind.

         Netking Acquisition

         In 1997, management continued to explore potential business ventures. On March 19, 1998, the Company entered into a Stock Purchase and Sale Agreement whereby the Company agreed to issue 10,000,000 shares of the Company in consideration for all of the stock of Netking Limited, an English private company ("Netking") from Tomas George Wilmot ("Seller"), who beneficially owned all of the stock of Netking. The consideration was determined by arm's length negotiations between the Company and Seller. On April 9, 1998, the Company beneficially acquired all of the stock of Netking from Seller. Title to the 10,000,000 newly issued shares of the common stock of the Company, which is approximately 68.5% of all of the outstanding stock of the Company after such issuance, is held by Tomas George Wilmot, individually.

         Netking is the beneficial owner of Keymore Limited, an English private limited company ("Keymore"). Keymore owns intellectual property comprised of all and any patents, trade marks, copyright, know-how, computer know-how and technical documentation pertaining to all aspects of a product known as the Skynet 2000 in-vehicle system, as described below, including all enhancements (the "IPR"). The intellectual property owned by Keymore was originally conceived by Mr. Mogens Birkelund, the sole beneficial owner of Comware APS, a Danish corporation. Mr. Birkelund and Comware APS jointly assigned certain intellectual property to Skynet Services Limited ("Skynet") on May 13, 1996. The IPR was purchased by Keymore, which was formed on January 21, 1998, in a liquidation proceeding concluded February 2, 1998 from Skynet. The stock of Keymore was subsequently purchased by Netking, which was formed on February 5, 1998. Netking purchased the stock of Keymore for a (pound)4,000,000 unsecured promissory note, which entire amount remains outstanding. The prior owner of Keymore was not affiliated with Seller or the Company.

         Keymore's goal is to provide and market Skynet 2000, a sophisticated vehicle security system and integrated telecommunications product. The Skynet 2000 system operates using GSM or PCN digital cellular telephone networks. The Skynet 2000 is available in the United Kingdom using the Vodafone GSM digital cellular network. In addition to the price of the Skynet 2000 system, separate annual monitoring fees are charged.

         The Skynet 2000 system uses advanced communications and security technology coupled with proprietary software that seamlessly integrates into a single product that provides protection, security, and information services using mobile cellular telecommunications via the Skynet 2000 system. The Skynet 2000 system incorporates a GSM (a global system for mobile communications, international standard for digital cellular telephone transmissions) cellular car telephone, which provides normal cellular telephone capability, together with a Security Monitoring System service ("SMS"), and a remote product status monitoring facility, with a global positions system.

         By interfacing its Vecta system, which is a vehicle security system with crash and unauthorized entry sensors linked to the vehicle's anti-theft control system, the Skynet 2000 system is able to provide an in-vehicle remote monitoring/anti-theft tracking control system. The Skynet 2000 system is further capable of providing an integrated voice and SMS link between a customer's vehicle and 24 hour a day monitoring for vehicle security, personal distress alarm, and impact sensor and information services.

         The Skynet 2000 system's unit, concealed in the customer's vehicle, is capable of communicating automatically with the central security-monitoring bureau independent of the car handset. In the event of an attempted theft which is sufficient to trigger the alarm sensor, information concerning the location of the vehicle and its owner is automatically transmitted to its bureau while within the GSM cellular coverage. A trained operator using a computer based vehicle mapping system with a database of relevant information will, if necessary, pass details on to the police, or the appropriate emergency service for action. If the driver of the vehicle is in distress (illness, breakdown, or fear of attack) he or she can communicate by the cellular telephone at the central bureau where an operator can take the appropriate action while still maintaining voice contact with the driver or passengers.

         The IPR pertains to and includes a product containing 4 components: (i) a GSM cellular car telephone and remote monitoring/anti-theft control system;
(ii) a global positioning system allowing vehicle location within 30 feet using satellites; (iii) the gateway from the remote unit to the central bureau station; and (iv) the interface to the central bureau station. The system provides 24 hour monitoring of vehicle security, personal distress alarm, and impact alarm sensor and information service, as well as normal cellular telephone capability.

         The IPR also includes the copyright to the software which is the gateway from the GSM system employed to the mapping and tracking systems, and remote control software enabling the central security-monitoring bureau to have complete and full two-way communications with the telephone module. The IPR also includes know-how relating to technical experience, skills, secret processes and technical information regarding the module and software and their production, as well as enhancements appertaining to the IPR.

         The Skynet 2000 system is marketed and sold to vehicle-owners. The management of Keymore believes that there is no competitor in the United Kingdom that sells an integrated product incorporating voice link and SMS facilities using GMS and PCN networks. There are, however, other vehicle security systems on the market, and a number of major vehicle manufacturers are or are planning to offer automobiles with some form of vehicle tracking and assistance service. Management believes, however, that the Skynet 2000 system with its integrated features currently differentiates the service to be provided from that of its United Kingdom competitors.

         Licenses for the Skynet 2000 system were sold by Skynet pursuant to three license agreements for the territories of Ireland, Canada and Hong Kong. Keymore has succeeded Skynet as licensor in those agreements. The license fees received (the first year fees) or to be received (the subsequent year fees) from these transactions are: a) Ireland - (pound)150,000 for the first year with a minimum of (pound)150,000 annually thereafter; b) Canada - (pound)25,000 plus possible royalties for the first year with a minimum of (pound)125,000 annually thereafter; and c) Hong Kong -(pound)25,000 plus possible royalties for the first year with a minimum of (pound)125,000 annually thereafter.

         There are two shares of Netking outstanding. Because English law requires two shareholders, the Company holds title to one share of stock of Netking and the Company and Tomas Wilmot, as nominee for the Company, jointly hold title to the other share. There are also two shares of Keymore outstanding. Netking holds title to one share of stock of Netking and Netking and SNH Cooper, as nominee for Netking, jointly hold title to the other share.

         Management anticipates that due to its limited funds, and the limited amount of its resources, the Company will be restricted to participation in only the Netking business venture. This lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another.

         The number of shares held by all of the Company's shareholders prior to the Netking transaction is less than 33% of the total shares outstanding upon completion of the transaction. Consequently, substantial dilution of percentage equity ownership of the present shareholders has resulted.

         The 10,000,000 shares issued in the Netking transaction were issued pursuant to Regulation S under the Securities Act of 1933 ("1933 Act"), and are not available for resale in the United States for a period of one year. In addition, these securities are "restricted" securities under the 1933 Act and may only be resold after the one year period, if registered under the 1933 Act, or in accordance with Rule 144 promulgated under the 1933 Act, or another exemption from registration thereunder.

         Netking desired to establish a public trading market for its securities and therefore consolidated its operations with the Company in order to avoid possible adverse consequences of undertaking its own public offering. (Such consequences might include expense, time delays or loss of voting control.) The Company was required to issue a significant number of additional shares, and control of the Company was transferred to Mr. Wilmot.

         As of April 10, 1998, the Company did not have any employees. Netking and its subsidiaries had 18 full-time employees as of March 19, 1998. Netking and Keymore consider its relationships with its employees to be satisfactory.

         There have been no costs to the Company or its subsidiaries in complying with environmental laws.

         Other Developments

         On July 2, 1996, the Company raised $200,000 through the issuance of a 12.5% debenture which was convertible into $0.001 par value Class A common shares of the Company ("Common Stock") at the rate of 10 cents per share (the "First Debenture"). On November 1, 1996, the Company raised $200,000 through the issuance of a 10% debenture (the "Second Debenture") which was convertible into Common Stock at the rate of 10 cents per share. The funds from the Second Debenture were used to repay in full and retire the First Debenture. The Second Debenture was sold to Chalmette Finance, Inc. pursuant to Regulation S. Chalmette Finance Inc. is a Panamanian corporation with its principal offices in Canada and is controlled by Melvyn Moscoe, an officer and director of the Company. The price of the shares was determined arbitrarily by both parties. The Second Debenture was subsequently converted in September of

1997 by its holder into 2,300,000 shares of the Common Stock of the Company to retire the $200,000 debt and $30,000 of accrued interest.

Item 2. Properties

         The Company owns no properties and utilizes space on a rent-free basis in the office of Melvyn Moscoe, a director of the Company and the Company's secretary and treasurer. Neither Netking nor Keymore currently leases any real property, although Keymore utilizes the space previously used by Skynet in London on a rent-free basis. A lease is currently being negotiated and it is anticipated that a formal lease will be entered into soon. It is also anticipated that the office of the Company will be relocated.

Item 3. Legal Proceedings

         On August 6, 1996, Skynet obtained an interlocutory injunction against Mr. Anthony Mayes, who claimed that he and/or Worldstream Enterprises Limited and/or third parties had ownership rights in the Skynet intellectual property. An application was made seeking a permanent injunction and damages for injurious falsehood and/or defamation to which Mr. Mayes has not responded.

         On August 9, 1996 Skynet entered into an agreement with Mr. Troy Kelly who claimed that he and/or Worldstream Limited were owners of the Skynet intellectual property. The parties entered into a settlement agreement dated August 9, 1996 under which Mr. Kelly and the Kelly companies assigned to Skynet all their rights (if any) in the intellectual property at question, and certifying that they had not granted any rights in the intellectual property to anyone else, indemnifying Skynet in that regard.

         On November 29, 1996, Skynet received a letter from a solicitor acting for Laura Mayes wherein she claimed ownership rights in the Skynet intellectual property for herself and/or Worldstream Enterprises Limited. Skynet sought clarification as to the alleged claim which has never been answered and no further proceedings have issued.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1997.

                                     PART II

Item 5.  Market  of the  Registrant's  Common  Equity  and  Related  Stockholder
         Matters.

         (a) As of the third quarter of 1997, the Company's common stock has been traded in the over-the-counter market and is quoted in the NASDAQ electronic bulletin board under the symbol PEPC. Prior to the third quarter of 1997, there were no market quotes for the Company's common stock. The following table sets forth the range of bid prices for the common stock of the Company as reported in the NASDAQ electronic bulletin board system during the periods indicated, and represents prices between broker-dealers, which do not include retail mark-ups and mark-downs, or any commissions to the broker-dealers. The bid prices do not reflect prices in actual transactions.

                  Company Common Stock - Bids
                  High              Low
1997
3rd Quarter       $.10              $.10
4th Quarter       $1.00             $.10

1998
1st Quarter       $2.5625           $.5625

         (b) As of April 9, 1998, there were approximately 380 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

Item 6. Management Discussion and Analysis or Plan of Operation.

         The Company has no operational history and has just acquired Netking. Following its examination of the market place, management feels that Netking is the only telematix company with a well-developed product that is now being sold and marketed. Management's principal objective is to have Netking sustain and capitalize upon this advantage. The Skynet 2000 system is currently actively selling, fitting, and monitoring the telematix product in the United Kingdom. During the coming year management plans to expand Netking's telematix business to other countries including the United States and Canada. Management is also optimistic about the coupling of the use of satellite global positing system ("GPS") and mobile telephone GSM technology, and monitoring, the industry known as "telematix." Management believes these combined technologies have many potential applications. Currently Netking is exploiting the automobile and personal security market, but management plans to also exploit ancillary markets of potentially equal size, such as tracking and monitoring the whereabouts of children, precious items, valuable cargo, emergency alarms on mobile telephones, boats and ships and their cargo, tracking of heavy duty plant and machinery, and even controlling the movement of prisoners.

         Netking is currently developing a 1900 mhz car security and personal protection device for use in areas of the United States which are covered by GSM network. The largest area is currently California and management expects Netking to be able to demonstrate a working prototype telematix product before July 1998, although there is no assurance that the product will be ready by such date. Although telematix operates through a 24 hour a day monitoring station, Netking also has a lap top monitoring device which allows fleet owners to monitor and control their own vehicles, which is another segment of the market that management also intends to develop in the United Kingdom, Canada, and the United States.

         During the next year management also intends to develop and expand sales and marketing of telematix vehicle, personal security, and Medi-Care DataPlus products in Ireland, Switzerland,

Hong Kong, Italy, Spain and Germany. With the exception of Canada and the United States, and the United Kingdom, management feels that future expansion of corporate operations will be on a license basis, wherein the territory is sold to a licensee in exchange for royalties. Management anticipates that each country could produce significant long term royalties.

         Management also plans to move manufacturing from Denmark to the United Kingdom in 1998, with separate manufacturing in the United States scheduled for early 1999. The implementation of its sales and marketing programs, and the relocation and construction of new production manufacturing facilities, will require substantial infusions of new capital into the business. While management believes that capital can be generated by profitable operations to fund its short term goals, the Company may also find it necessary to raise additional capital to satisfy its long term cash requirements, including the building of production manufacturing facilities. Management is optimistic that it will be able to meet both its short and long term capital requirements, but interest rates and terms of such loans have not yet been determined, nor is there any assurance that such funds will be available, or that such funds would be available on terms that are satisfactory to the Company.

Item 7. Financial Statements.

Independent Auditor's Report                                           F-1
(Smith & Company)

Balance Sheets                                                         F-2

Statements of Operations                                               F-3

Statements of Changes in Stockholder's Equity (Deficit)                F-4

Statements of Cash Flows                                               F-5

Notes to Financial Statements                                          F-6

                                 SMITH & COMPANY
                          A PROFESSIONAL CORPORATION OF
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                   10 WEST 100 SOUTH, SUITE 700
AMERICAN INSTITUTE OF                         SALT LAKE CITY, UTAH 84101
     CERTIFIED PUBLIC ACCOUNTANTS             TELEPHONE:       (801) 575-8297
UTAH ASSOCIATION OF                           FACSIMILE:       (801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS             E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Peripheral Connections, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Peripheral Connections, Inc. (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 1997, 1996, and 1995, and for the period of March 14, 1990 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peripheral Connections, Inc. (a development stage company) as of December 31, 1997 and 1996, and the results of its operations, changes in stockholders' deficit, and its cash flows for the years ended December 31, 1997, 1996, and 1995, and for the period of March 14, 1990 (date of inception) to December 31, 1997, in conformity with generally accepted accounting principles.


                                                    /s/ Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City,  Utah March 9, 1998,  except for Note 8 which is dated  April 9,
1998

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                      12/31/97              12/31/96
                                                                                 -----------------     -----------------
             ASSETS
CURRENT ASSETS
         Cash in bank                                                            $          10,965     $         163,476
         Loan receivable - related party (Note 5)                                                0                27,860
         Accrued interest (Note 5)                                                               0                   225
                                                                                 -----------------     -----------------

                                                          TOTAL CURRENT ASSETS              10,965               191,561
                                                                                 -----------------     -----------------

                                                                                 $          10,965     $         191,561
                                                                                 =================     =================

             LIABILITIES & EQUITY (DEFICIT)
CURRENT LIABILITIES
         Interest payable                                                        $               0     $           3,333
                                                                                 -----------------     -----------------

                                                     TOTAL CURRENT LIABILITIES                   0                 3,333

Convertible debenture - related party (Note 6)                                                   0               200,000
                                                                                 -----------------     -----------------

                                                             TOTAL LIABILITIES                   0               203,333

STOCKHOLDERS' EQUITY (DEFICIT)
         Common Stock $.001 par value:
          Authorized - 25,000,000 shares
          Issued and outstanding
          3,850,000 shares (1,000,000 in 1996)                                               3,850                 1,000
         Additional paid-in capital                                                        282,150                     0
         Deficit accumulated during
          the development stage                                                           (275,035)              (12,772)
                                                                                 -----------------     -----------------

                                          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              10,965               (11,772)
                                                                                 -----------------     -----------------

                                                                                 $          10,965     $         191,561
                                                                                 =================     =================

See Notes to Financial Statements.

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                                            3/14/90
                                                       Year               Year              Year            (Date of
                                                       ended              ended             ended         inception) to
                                                      12/31/97           12/31/96          12/31/95          12/31/97
                                                   --------------     --------------    --------------    --------------
Net sales                                          $            0     $            0    $            0    $            0
Cost of sales                                                   0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                                    GROSS PROFIT                0                  0                 0                 0

Bad debt - related party (Note 5)                         171,417                  0                 0           171,417
General & administrative
 expenses                                                  74,821             11,790                 0            87,611
                                                   --------------     --------------    --------------    --------------
                                                          246,238             11,790                 0           259,028
OTHER INCOME (EXPENSE)
         Interest income                                   10,642              3,770                 0            14,412
         Interest expense                                 (26,667)            (3,752)                0           (30,419)
                                                   --------------     --------------    --------------    --------------
                                                          (16,025)                18                 0           (16,007)
                                                   --------------     --------------    --------------    --------------

                                        NET LOSS   $     (262,263)    $      (11,772)   $            0    $     (275,035)
                                                   ==============     ==============    ==============    ==============


Net income (loss) per weighted
 average share                                     $         (.14)    $         (.01)    $         .00
                                                   ==============     ==============     =============


Weighted average number of
 common shares used to compute
 net income (loss) per weighted
 average share                                          1,864,795          1,000,000         1,000,000
                                                   ==============     ==============     =============







See Notes to Financial Statements.

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                              Deficit
                                                                                                           Accumulated
                                                          Common Stock                  Additional            During
                                                          Par Value $0.001               Paid-in           Development
                                                     Shares            Amount            Capital              Stage
                                                 --------------    --------------    -----------------    --------------

Balances at 3/14/90
         (Date of inception)                                  0    $            0    $               0    $            0
         Issuance of common stock
             (restricted) at $.001 per
              share at 3/14/90                        1,000,000             1,000                    0                 0
         Net loss for period                                                                                      (1,000)
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/90                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/91                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/92                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/93                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/94                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/95                                  1,000,000             1,000                    0            (1,000)
         Net loss for year                                                                                       (11,772)
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/96                                  1,000,000             1,000                    0           (12,772)
         Issuance of common stock
             (restricted):
             at $.10 per share for
                  services at 7/29/97                    50,000                50                4,950
             at $.10 per share to
                  cancel debt and
                  accrued interest at
                   9/9/97                             2,300,000             2,300              227,700
             at $.10 per share for
                  services at 9/26/97                   500,000               500               49,500
         Net loss for year                                                                                      (262,263)
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/97                                  3,850,000    $        3,850    $         282,150    $     (275,035)
                                                 ==============    ==============    =================    ==============

See Notes to Financial Statements.

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                          3/14/90
                                                    Year              Year               Year            (Date of
                                                    ended             ended              ended         Inception) to
                                                  12/31/97          12/31/96           12/31/95          12/31/97
                                               --------------    --------------     --------------    --------------
OPERATING ACTIVITIES
     Net income (loss)                         $     (262,263)   $      (11,772)    $            0    $     (275,035)
     Adjustments to reconcile net
         income (loss) to cash used
         by operating  activities                                             0                  0
     Stock issued for expenses                         81,667                 0                  0            81,667
     Changes in assets and
         liabilities:
             Accrued interest
                  payable                                   0             3,333                  0             3,333
                                               --------------    --------------     --------------    --------------

                             NET CASH USED BY
                         OPERATING ACTIVITIES        (180,596)           (8,439)                 0          (190,035)

INVESTING ACTIVITIES
     Loans to related party and
         accrued interest                              28,085           (28,085)                 0                 0
                                               --------------    --------------     --------------    --------------

                     NET CASH PROVIDED (USED)
                      BY INVESTING ACTIVITIES          28,085           (28,085)                 0                 0

FINANCING ACTIVITIES
     Proceeds from sale of
         common stock                                       0                 0                  0             1,000
     Proceeds from convertible
         debentures                                         0           400,000                  0           400,000
     Debenture repayments                                   0          (200,000)                 0          (200,000)
                                               --------------    --------------     --------------    --------------

                         NET CASH PROVIDED BY
                         FINANCING ACTIVITIES               0           200,000                  0           201,000
                                               --------------    --------------     --------------    --------------

                      INCREASE (DECREASED) IN
                    CASH AND CASH EQUIVALENTS        (152,511)          163,476                  0            10,965
     Cash and cash equivalents
     at beginning of year                             163,476                 0                  0                 0
                                               --------------    --------------     --------------    --------------

                      CASH & CASH EQUIVALENTS
                             AT END OF YEAR    $       10,965    $      163,476     $            0    $       10,965
                                               ==============    ==============     ==============    ==============

SUPPLEMENTAL ACTIVITIES
     During 1997, 550,000 shares of restricted common stock were issued for services of $55,000 and 2,300,000 shares of restricted stock were issued to cancel debt of $200,000 and accrued interest of $30,000.

See Notes to Financial Statements.

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


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

              At December 31, 1997 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $274,035 which expires as follows:

                 Year Ended            Expiration Date             Amount
              -----------------     ----------------------    ---------------
              December 31, 1996       December 31, 2011       $        11,772
              December 31, 1997       December 31, 2012               262,263
                                                              ---------------

                                                              $       274,035
                                                              ===============

NOTE 2:       DEVELOPMENT STAGE COMPANY
              The Company was incorporated under the laws of the State of Nevada on March 14, 1990 and has been in the development stage since incorporation. The Company intends to pursue the business discussed in Note 8.

NOTE 3:       CAPITALIZATION
              On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $1,000 cash for an average consideration of $.001 per share. The Company's authorized stock includes 25,000,000 shares of common stock at $.001 par value.

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                           December 31, 1997 and 1996


NOTE 4:       RELATED PARTY TRANSACTIONS
              The Company neither owns nor leases any real property. Office services are provided without charge by current management. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5:       LOAN RECEIVABLE - RELATED PARTY
              At December 31, 1996, the Company was owed principal of $27,860 and interest of $225 by an entity whose president is
              Secretary/Treasurer and a Director of the Company. The loan was due on demand and had an interest rate of 8%. During 1997, additional loans were made to bring total principal due to $165,296 and interest due was $6,121. The total of $171,417 has been charged to bad debt expense at December 31, 1997 due to the entity's inability to repay the debt.

NOTE 6:       CONVERTIBLE DEBENTURE - RELATED PARTY
              On November 1, 1996, the Company issued a convertible debenture to an entity significantly influenced by the Company's Secretary/Treasurer for $200,000 cash. The debenture had an interest rate of 10% per annum, calculated semi-annually. The first interest payment of $10,000 was due May 31, 1997. The debenture was payable on November 1, 2001. The lender had the option to convert prior to November 1, 2001, in whole or in part, the outstanding principal and accrued interest into $.001 par value Class A common stock of the Company at a conversion price of $.10 per share. Had the lender exercised the option at December 31, 1996, the lender would have received 2,000,000 shares of common stock and would have become the Company's majority shareholder. The debt was secured by all assets of the Company.

              Scheduled principal reductions of debentures were as follows:

                                    1997             $           0
                                    1998                         0
                                    1999                         0
                                    2000                         0
                                    2001                   200,000
                                                     -------------

                                                     $     200,000

              In September of 1997, the entity accepted 2,300,000 shares of restricted common stock as payment in full of the debenture and interest.

NOTE 7:       FAIR VALUE OF FINANCIAL INSTRUMENTS
              The carrying amount of cash and cash equivalents approximate fair value.

NOTE 8:       SUBSEQUENT EVENTS
              On April 9, 1998, the Company beneficially acquired all of the stock of Netking Limited, an English private limited company ("Netking") from Tomas George Wilmot ("Seller"), who beneficially owned all of the stock of Netking. The title holders of Netking were Local Protectors Limited and SNH Cooper, who held the shares as nominees for Seller. The purchase price paid for the purchased stock was 10,000,000 newly issued shares of the common stock of the Company, which is approximately 68.5% of all of the outstanding stock of the Company after such issuance. Tomas George Wilmot, individually, is the title holder of all of the 10,000,000 newly issued shares of the Company. There are no arrangements or understandings among members of both the former and new control person or their associates with respect to election of directors or other matters.

              On April 9, 1998, the Company beneficially acquired all of the stock of Netking from Seller, who beneficially owned all of the stock of Netking. There are two shares of Netking outstanding. Because English law requires two shareholders, the Company holds title to one share of stock of Netking and the Company and Tomas
              Wilmot, as nominee for the Company, jointly hold title to the other share. Netking is the beneficial owner of Keymore Limited, an English private limited company ("Keymore"). Keymore owns intellectual property pertaining to all aspects of the Skynet 2000 in-vehicle system. The Skynet 2000 system uses communications and security technology coupled with proprietary software that provides in-vehicle protection, security and information services using mobile cellular

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                           December 31, 1997 and 1996


NOTE 8:       SUBSEQUENT EVENTS (continued)
              telecommunications. The Skynet 2000 system provides 24 hour monitoring of vehicle security, personal distress alarm, and impact sensor and information services, as well as normal cellular telephone capability. The purchase price paid for the purchased stock was 10,000,000 shares of newly issued common stock of the Company, which is approximately 68.5% of all of the outstanding stock of the Company after such issuance. The consideration was determined by arm's length negotiations between the Company and Seller. Prior to the acquisition, there was no material relationship between the Seller and the Company or any of its affiliates, any director or officer of the Company, or any associate of any such director or officer.

              A portion of the business of Keymore and Netking acquired by the Company constitutes equipment and other physical property previously used in the business of the Seller. The Company intends to continue to use such equipment and physical property for the same purposes.

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

Name                       Age              Position

Milton Klyman              72               President, Director

Melvyn Moscoe              54               Secretary/Treasurer, Director

CURRENT DIRECTORS AND OFFICERS

     MILTON KLYMAN has been a Director and the President of the Company since July 2, 1996. He has been a self-employed financial consultant since 1982. Milton Klyman is presently a director and/or officer of the following other companies and has been from the date indicated to the present (unless otherwise indicated): Windy Mountain Explorations Ltd. (07/91), Academy Explorations Limited (08/82), Agnico Eagle Mines Ltd. (director) (06/72), Blue Power Energy Corp. (10/95), Canlorm Resources Inc. (09/94), CD Rom Network Corp. (07/94), Covesco Capital Corporation (01/96), Curran Bay Resource Ltd. (08/93), Concho Resources & Energy Inc. (12/92 to 09/94), Destrobelle Mines Ltd. (06/82), Falcon Point Resources Limited (05/84), Golden Penguin Resources Ltd. (12/87), Gracefield Capital Corporation (01/95), Grand Empire Explorations Ltd. (11/87), Grand Oakes Resources Corp. (12/88), HMD Capital Corp. (02/96), Harte Resources Corporation (01/82), Humlin Red Lake Mines Limited (04/95), Inland National Capital Ltd. (01/95), July Resources Corp. (06/90), MW Capital Resources Corp. (06/90), Merbank Capital Corporation (01/95 to 08/95), Midswana Diamond Exploration Corp. (11/79 to 11/94), Mountain Beaver Resources, Inc. (02/96), Oil Springs Energy Corp. (08/93), Olympic Rom World Inc. (10/94), Planetsafe Enviro Corporation (03/95), Raw Creek Resources Inc. (01/95), Red Fox Resources Inc. (12/87), Reed Lake Exploration Ltd. (11/95), Resources Minieres Platinor Inc. (01/96), Rusty Lake Resources Ltd. (03/95 to 05/95), Scotia Prime Minerals, Incorporated (02/95), Silver Circle Compact Disc Books Inc. (03/94), Sudbury Contact Mines Ltd. (09/71), Tejas Petroleum Resources Ltd. (11/90), Triangle Capital Energy Corp. (01/93), Twin Star Energy Corp. (09/91), Unique Capital Corporation (01/96), United Dixie Resources Inc. (05/93), Willow Resources Ltd. (01/93 to 11/93) and Xxpert Rental Tool Inc. (02/97). Agnico Eagle Mines Ltd. is listed on the New York Stock Exchange.

              MELVYN MOSCOE has been a Director and the Secretary and Treasurer of the Company since July 2, 1996. Since 1987, Mr. Moscoe's principal occupation has been as President, director, and principal of M. Moscoe Consultants, Inc., through which company Mr. Moscoe has engaged in financial and general business consulting to private ventures, leading corporations and governmental entities. Since July, 1997, Mr. Moscoe has been a director and President of Cybernet Ventures, Inc., which is involved in venture capital deals. Mr. Moscoe has also been involved in private investment activities in the past five years. From 1972 to 1987, Mr. Moscoe was a partner in Wm. Eisenberg & Co, one of the top 15 accounting firms in Canada.

Item 10. Executive Compensation

              Except as set forth  below,  the Company has made no  arrangements for the remuneration of its officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses if any, made on the Company's behalf in the investigation of business opportunities. There are no agreements or understandings with respect to the amount or remuneration that officers and directors are expected to receive in the future. Management takes no salaries from the Company. It is anticipated that contracts will be negotiated with new management of Netking and/or Keymore requiring the payment of annual salaries or other forms of compensation. Use of the term "new management" is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities.

              The following table summarizes the total compensation of Milton Klyman, the President of the Company for 1997. No remuneration has been paid to the company's officers or directors, except as set forth below.

Name/                                      Annual Compensation
Principal Position        Year                     Bonus

Milton Klyman             1997                  $25,000(1)
President

     (1) Represents 250,000 shares of the Company Mr. Klyman received pursuant to a Consulting Agreement entered into between the Company and Mr. Klyman.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)           Security Ownership of Certain Beneficial Owners.

              The following table sets forth, as of April 10, 1998 information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding common shares of the Company.


                                  No. of Shares                % of Total
Name and Address of               of Common Stock              Common Shares
Beneficial Owner                  Beneficially Owned           Outstanding(1)

Tomas Wilmot                      10,000,000                   68.49%
Link House
259 City Road
London, England
EC1V 1JE

Milton Klyman                      1,210,400                    8.29%
Hollywood Suites
176 John Street
Toronto, Ontario
Canada M5T 1X5

Chalmette Finance, Inc.(2)         2,300,000                   15.75%
3303 Don Mills Road
Suite 2603
North York, Ontario
Canada  M2J 4T6

Melvyn Moscoe(2)                   2,300,000                   15.75%
3303 Don Mills Road
Suite 2603
North York, Ontario
Canada  M2J 4T6

Jayhead Investments, Limited      1,000,000                     6.85%
18 York Valley Crescent
Willowdale, Ontario
Canada  M2P 1A7

--------
(1) Based upon 14,600,000 shares of common stock outstanding as of April 10, 1998.

(2) Chalmette Finance, Inc. is owned 9.9% by Melvyn Moscoe and voting and dispositive power is held by Mr. Moscoe. Ownership of Chalmette Finance, Inc.'s shares is also attributed to Mr. Moscoe.

         (b)  Security Ownership of Management.

         As of April 10, 1998, the present directors and executive officers of the Company are the beneficial owners of the numbers of shares of common stock of the Company set forth below.

Name and address of             No. of Shares             % of Total
Beneficial Owner              of Common Stock            Common Shares
and Position Held            Beneficially Owned           Outstanding (1)


Milton Klyman                       1,210,400                 8.29%
Hollywood Suites
176 John Street
Toronto, Ontario
Canada M5T 1X5

Chalmette Finance, Inc.(2)          2,300,000                15.75%
3303 Don Mills Road
Suite 2603
North York, Ontario
Canada  M2J 4T6

Melvyn Moscoe(2)                    2,300,000                15.75%
3303 Don Mills Road
Suite 2603
North York, Ontario
Canada  M2J 4T6

All Officers and
Directors as a Group                3,510,400                24.04%
(two persons)

         (c) Changes in Control. While no arrangements currently exist, management anticipates that Mr. Wilmot, the controlling shareholder, will replace some or all of the directors of the Company and that some or all of the officers in turn will be replaced.



     (1)  See Note 1 to the foregoing table.

     (2)  See Note 2 to the foregoing table.

Item 12. Certain Relationships and Related Transactions

         Since January 1, 1996, the following transactions have occurred in which persons who, at the time of such transactions, were directors, officers or owners of more than 5% of the Company's common stock, had a direct or indirect material interest.

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

         In September of 1997, the Second Debenture was converted into 2,300,000 shares of the common stock of the Company by the holder of the Second Debenture, in accordance with the terms of the debenture, to retire the $200,000 debt and $30,000 of accrued interest. After such conversion and prior to the purchase of the stock of Netking, Chalmette was the controlling shareholder. Mr. Moscoe, the Secretary and Treasurer of the Company and a director, owns 9.9% of the stock of Chalmette and controls the voting power of Chalmette.

         On December 31, 1996, the Company lent $27,860 to National Media Funding Corporation, an entity controlled by Mr. Moscoe and in which he has a 100% ownership interest. During 1997, additional loans were made to bring total principal due to $165,296 and the interest due to $6,121. The total of $171,417 has been charged to bad debt expense at December 31, 1997 due to the entity's inability to repay the debt.

         The Company entered into a Consulting Agreement dated September 1, 1997 with Milton Klyman, the President and a Director of the Company. Mr. Klyman was paid 250,000 shares of the Company for services valued at $25,000.

         Tomas Wilmot, the controlling shareholder of the Company loaned Keymore (pound)40,000, which unsecured non-interest bearing amount is payable upon demand.

         In connection with the purchase of Netking, the Company agreed to pay to Morton Glickman a finder's fee of 750,000 shares of the Company. Mr. Glickman directed the Company to issue the 750,000 shares to Jayhead Investments, Limited, a Canadian corporation owned solely by Mr. Glickman. Such shares were issued pursuant to Regulation S; however, the Company has agreed and intends to register such shares on Form S-8.

         On March 3, 1998 Netking loaned (pound)325,000 to Keymore. The loan is unsecured and is payable upon demand. Interest accrues at the rate of 12% and is payable quarterly.

Item 13. Exhibits, Lists and Reports on Form 8-K

     (a)  Exhibits

          2.1 Stock Purchase and Sale Agreement among Peripheral Connections, Inc., Local Protectors Limited and Tomas George Wilmot and Netking Limited dated March 19, 1998

               Schedules and Exhibits to Stock Purchase and Sale Agreement*

         Exhibit                           Description

           A epresentations and Warranties of Seller as to egulation S requirements

Schedule                         Description


 6              Description of automobile leases and a copy of one of the
                automobile leases
 7              List of Tangible Property, together with a summary valuation of tangible assets Inventory List
 8              List  and  description  of  Intangible  Property  9 List  of any  liens  and encumbrances against company property (none)
 10             List of contracts and other agreements
 11             List of Suppliers and Customers
 12             List of Litigation and Claims
 13             Description of any dividends or distributions
 14             List of Loans
 15             List and description of Insurance Policies
 18             List of Bank Accounts
 20             Statement of compliance with laws
 21             List of employees; statement of employee claims

*        Omitted pursuant to Item 601(b)(2) of Regulation S-B.


               3(i) Articles of  Incorporation  (incorporated  by reference from
                    Form 10-KSB dated December 31, 1996 of the Company)

               3(ii)By Laws  (incorporated  by reference  from Form 10-KSB dated
                    December 31, 1996 of the Company)

               10.1 Form  of  Debenture  of M.I.  Manek  Inc.  (incorporated  by reference from Company's Form 8-K/A dated July 8, 1996)

               10.2 Form of Debenture of Chalmette Finance  Inc.(incorporated by reference from Form 10-KSB dated December 31, 1996 of the Company)

               10.3 Related  Party Note  (incorporated  by  reference  from Form
                    10-KSB dated December 31, 1996 of the Company)

               10.4 Consulting  Agreement between the Company and Meyers Pollock
                    Robbins Inc. dated as of July 7, 1997 (incorporated by reference from the Company's Form S-8 filed September 24,
                    1997)

               10.5 Consulting   Agreement   between  the  Company  and  Jayhead
                    Investments, Limited dated September 1, 1997 (incorporated by reference from the Company's Form S-8 filed September 24,
                    1997)

               10.6 Consulting Agreement between Milton Klyman and Company dated
                    September 1, 1997 (incorporated by reference from the Company's Form S-8 filed September 24, 1997)

               10.7 Nominee Agreement of Tomas George Wilmot.

               10.8 Nominee Agreement of SNH Cooper.

               10.9 Loan Facility Letter Between Netking and Keymore.

               10.10Promissory  Note of Netking to Leandra De Oliveria  Sousa in
                    the amount of (pound)4,000,000

               21.  Subsidiaries of the Company

               27.  Financial Data Schedule

         (b)      Reports on Form 8-K

         The Company did not file a report on Form 8-K during the fiscal quarter ended December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PERIPHERAL CONNECTIONS, INC.



Date:  April 14, 1998              By: s\ Milton Klyman
                                       ----------------
                                         Milton Klyman, President and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date:  April 14, 1998              By: s\ Milton Klyman
                                        ----------------
                                          Milton Klyman, President and Director


Date:  April 14, 1998              By: s\ Melvyn Moscoe
                                        ----------------
                                          Melvyn Moscoe, Secretary, Treasurer
                                          and Director

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                   REPORTS FILED PURSUANT TO SECTION 15(d) OF
                    THE EXCHANGE ACT BY NON-REPORTING ISSUERS


         The Company has not furnished to its security holders an annual report or proxy materials since the filing of its immediately prior report on Form 10-KSB.

                                    EXHIBITS

                                                                    EXHIBIT 2.1


                        STOCK PURCHASE AND SALE AGREEMENT


         This Purchase and Sale Agreement ("Agreement") is entered into as of this 19th day of March, 1998 by and between Peripheral Connections, Inc., a Nevada corporation (hereinafter "Buyer"), Local Protectors Limited, an Isle of Man private limited company and Tomas George Wilmot (hereinafter collectively, "Seller") and Netking Limited, an English private limited company (hereinafter "Corporation").


                                   WITNESSETH:

     WHEREAS, Seller is the owner of all of the issued and outstanding capital stock of Corporation; and

         WHEREAS,   Keymore   Limited,   an  English   private  limited  company
(hereinafter the "Subsidiary") is a wholly owned subsidiary of the Corporation; and

         WHEREAS, Subsidiary owns certain assets relating to the manufacturing, distributing and retailing of security tracking boxes for motor vehicles; and

         WHEREAS, Seller desires to sell to Buyer, and Buyer desires to purchase from Seller, all of the issued and outstanding capital stock of the Corporation upon the terms and conditions contained herein;

         NOW THEREFORE, for and in consideration of the mutual covenants and conditions contained herein, the parties hereto agree as follows:

I        PURCHASE AND SALE OF STOCK

         Subject to the terms and conditions of this Agreement, Seller agrees to sell, transfer and assign to Buyer, and Buyer agrees to purchase, at closing, two (2) shares of capital stock of the Corporation, which constitutes all the issued and outstanding stock of the Corporation (hereinafter "Shares"). At closing, Seller shall deliver to Buyer a certificate or certificates evidencing the stock in the Corporation in form ready to transfer and duly endorsed to Buyer.

II       PURCHASE PRICE

         At the Closing Buyer shall deliver to Seller 10,000,000 newly issued shares (the "Purchase Shares") of Buyer, representing, after such issuance, approximately seventy-one percent (71%) of the outstanding shares of Buyer.


III      CLOSING

         A. Closing Date. The closing date under this Agreement shall occur at 10:00 A.M. on March 27, 1998, (hereinafter "Closing"), and shall be held at the law offices of Leslie J. Weiss, Sugar, Friedberg & Felsenthal located at 30 N. LaSalle Street, Suite 2600, Chicago, Illinois 60602 unless another location and time is mutually agreed upon. If, at the time of Closing, all conditions precedent to Seller's obligation to close shall have occurred and Seller shall be ready, willing and able to close in accordance with the terms of this Agreement, Buyer shall deliver the Purchase Shares and execute all necessary instruments. If, however, at the Closing, one party shall be ready, willing and able to close this Agreement, and the other shall, without legal excuse, fail or refuse to perform the terms of this Agreement, then the non-defaulting party shall be entitled to specific performance of this Agreement or may pursue any other available remedies at law or in equity.

     B. Delivery of Documents by Seller to Buyer. At the Closing, Seller shall deliver to Buyer the following documents:

     1. Stock Certificates. Stock certificates representing the Shares in proper form for transfer, duly endorsed in blank for transfer, or accompanied by assignments separate from certificate duly endorsed in blank, with all taxes, direct or indirect, attributable to the transfer of such Shares paid or provided for. Seller shall be responsible for all taxes relating to the transfer of the Shares, including VAT.

     2. Seller and Corporation's Certificate. A duly executed certificate of Seller and Corporation certifying to Buyer a.) the accuracy as of the Closing Date of the representations and warranties set forth in Paragraph IV hereof b.) the fact that Seller has title, beneficial and of record, to the Shares, and that said Shares are being transferred to Buyer free and clear of all mortgages, liens, encumbrances, pledges, claims and obligations to other persons of whatever kind and character; and c.) there has been no material adverse change in the net income, operations, or prospects of the Corporation from the date of the Balance Sheet (as defined in Section IV.B.4) to the time of Closing.

     3. Corporate Records. All of the Corporation's records shall be maintained on the Corporation's premises for inspection by Buyer. Seller shall retain title to all its documents and records, except those agreed to be transferred under this

          Agreement. Any such documents or records that Buyer may reasonably require after the Closing Date for use in connection with the business sold hereunder shall be delivered or made available to Buyer. Copies of all documents and records which were generated by the Seller or Corporation shall be provided by the Seller or Corporation to the Buyer upon request.

     4. Contracts and Agreements. Originals and counterparts of all contracts to which the Corporation is a party.

     5. Other. Such other certificates, documents or instruments as Buyer or its counsel may reasonably request.

     C. Delivery by Buyer to Seller. At the Closing, Buyer shall deliver to Seller the following documents:

     1. Payment. Stock certificates representing the Purchase Shares, duly endorsed in blank for transfer, or accompanied by assignments separate from certificate duly endorsed in blank, with all taxes, direct or indirect, attributable to the transfer of such Purchase Shares paid or provided for.

     2. Buyer's Certificate. A duly executed certificate of Buyer, certifying to Seller the accuracy as of the Closing Date of the representations and warranties set forth in Paragraph V hereof.

     3. Other. Such other certificates, documents or instruments as Seller or his counsel may reasonably request.

          Each party shall forward to the other party all correspondence, documents or payments relating to the assets of the business transferred hereunder to which the other party is entitled under the terms of this Agreement. Before destroying any records or papers connected with the assets or business held hereunder, each party shall first offer them to the other party.

IV       REPRESENTATIONS AND WARRANTIES OF SELLER

     A. Representations and Warranties of Seller. Seller hereby represents and warrants to Purchaser as follows:

     1. Authority Relative to the Contracts. Seller has the power and authority to enter into this Agreement and to sell, transfer and deliver the Shares pursuant to this Agreement. This Agreement has been duly executed and delivered by Seller and is a valid and binding agreement of Seller enforceable in accordance with its terms.

          Local Protectors Limited is a duly authorized and validly existing Isle of Man private limited company in good standing.

     2. No Violation or Conflict. Neither the execution, delivery nor performance of this Agreement by Seller will violate or result, with the giving of notice or lapse of time, or both, in a violation of any obligation of Seller under any contract, agreement, note, license, other instrument, law, ordinance, regulation, arbitration, order, judgment or decree to which Seller is a party or by which its property is bound.

     3. Court Orders, Decrees and Laws. There is no outstanding or, to the best knowledge of Seller, threatened, order, writ, injunction or decree of any court, government agency or arbitrational tribunal against or affecting Seller or any of its assets that would interfere with Seller's ability to consummate the transactions contemplated by this Agreement.

     4. Absence of Litigation. There is no action, suit, proceeding, claim, arbitration or investigation pending or, to the best knowledge of Seller, threatened or contemplated by any person against Seller or with respect to the assets of Seller or which seeks to prohibit, restrict or delay consummation of the transactions contemplated by this Agreement.

     5. Encumbrances. Seller is the legal and beneficial owner of the Shares free and clear of all liens, charges, encumbrances, security interests, restrictions, options and claims whatsoever other than any liens or encumbrances created pursuant to the terms of this Agreement or Schedules hereto.

     B. Each of Seller and the Corporation represents and warrants to Buyer with respect to the Corporation and the Subsidiary as follows:

     1. Title to Stock. Tomas George Wilmot beneficially owns 100% of the shares of the Corporation. Nominal ownership of all shares of the Corporation by SNH Cooper and Local Protectors Limited is on behalf of Tomas George Wilmot. Seller has title, beneficially and of record, to the Shares being transferred by Seller hereunder free and clear of all mortgages, liens, encumbrances, pledges, claims and obligations to other persons of whatever kind and character. Upon the transfer and delivery of the Shares to Buyer hereunder, there will be vested in Buyer good, absolute and marketable title to all of the stock of the Corporation. The Corporation beneficially owns 100% of the issued and outstanding stock of Subsidiary. Except for nominal ownership by SNH Cooper on behalf of the Corporation, the Corporation owns 100% of the issued and outstanding stock of Subsidiary. The Shares and all of the shares of stock of Subsidiary are free and clear of all liens, encumbrances, equities, claims and obligations to other persons, of whatever kind and character other than those arising by, through or under Buyer.

     2. Organization and Corporate Power. Each of the Corporation and the Subsidiary is a duly authorized and validly existing English private limited company in good standing with all requisite corporate power and authority to carry on their respective businesses as presently conducted.

     3. Capitalization. The Corporation is authorized by its Memorandum of Association to issue One Thousand (1,000) shares of common stock, two
          (2) of which are duly and validly issued and outstanding, fully paid, and non-assessable. The Subsidiary is authorized by its Memorandum of Association to issue One Thousand (1,000) shares of common stock, two
          (2) of which are duly and validly issued and outstanding, fully paid, and non-assessable. Neither the Corporation nor the Subsidiary has any authority to issue any other capital stock or security. There are no outstanding options, contracts, commitments, warrants, agreement or other rights of any character affecting or relating in any manner to the issuance of the capital stock of the Corporation or the Subsidiary or entitling anyone to acquire the capital stock of the Corporation or the Subsidiary.

     4. Financial Statements. Seller shall deliver to Buyer at or prior to Closing (i) an unaudited consolidated opening balance sheet of the Corporation and the Subsidiary, (ii) an unaudited projected Profit and Loss Statement, and (iii) an unaudited consolidated balance sheet ("Balance Sheet") of the Corporation and the Subsidiary as of a recent date (collectively, the "Financial Statements"). Seller agrees it shall indemnify Buyer for any tax liability resulting from adjustments in the Financial Statements. Said tax liability(ies) shall be the Seller's responsibility. All of the Financial Statements shall be true, correct and complete, prepared in accordance with or reconciled with generally accepted accounting principles consistently followed throughout the periods and without giving effect to the transactions contemplated hereby and shall fairly present the financial condition and results of operations of the Corporation, as of the dates thereof or throughout the periods covered thereby. The Financial Statements shall reflect or provide for all claims against debts and liabilities of the Corporation and the Subsidiary, fixed or contingent, as of the dates thereof, in accordance with generally accepted accounting principles.

     5. No Material Adverse Changes. There shall not be any change between the date of the Balance Sheet and the date of Closing which affects materially and adversely the business, properties or condition, financial or otherwise, or results of operation of the Corporation or the Subsidiary, as determined in accordance with generally accepted accounting principles consistently applied with prior periods, and neither Seller nor Corporation knows of any fact or condition which exists, or is contemplated or threatened, which might cause any such change at any time in the future.

     6. Real Estate. Except as set forth on Schedule 6, neither the Corporation nor the Subsidiary owns or leases real property. Schedule 6 summarizes all leases, subleases or other agreements under which the Corporation or Subsidiary is lessor or lessee of any real property. Such leases, subleases and other agreements are in full force and effect with respect to the performance of the Corporation and the Subsidiary, there is no default or event of default or event which with notice or lapse of time or both would constitute a default thereunder; and neither the Corporation nor the Subsidiary has received any notice of any default thereunder. The leasehold interests of each of the Corporation and the Subsidiary are subject to no lien or other encumbrance and enjoy a right of quiet possession as against any lien or other encumbrance on the property.

     7. Tangible Property. Schedule 7 sets forth all interests owned or claimed by the Corporation and the Subsidiary (including, without limitation, options) in or to the equipment, furniture, leasehold improvements, fixtures, vehicles, structures, any related capitalized items and other tangible property material to the business of the Corporation and/or the Subsidiary and that is treated by the Corporation and/or the Subsidiary as depreciable or amortizable property ("Tangible Property"), the value of which shall not be reflected on the Balance Sheet and which has not been sold or disposed of in the ordinary course of business since the date of the Balance Sheet. The Corporation or the Subsidiary owns all items of property listed on Schedule 7 free and clear of any lien or other encumbrance.

     8. Intellectual Property. Set forth in Schedule 8 is a true and correct list of all of the Corporation's and the Subsidiary's domestic and foreign patents and patent applications, unpatented inventions, copyrights and copyright applications, tradenames, trademarks, logos (whether or not registered), trade secrets and proprietary know-how owned, registered in the name of, licensed to, or used in the business of the Corporation and/or the Subsidiary (collectively, the "Intellectual Property"). Except as set forth in Schedule 8, there is no restriction affecting the Corporation's and/or the Subsidiary's use of any of the Intellectual Property and no license has been granted by the Corporation or the Subsidiary with respect thereto. Each license set forth in Schedule 8 is in full force and effect and there in no default by any party to any license. Each item of Intellectual Property, including without limitation the IP as defined in Schedule 8, is owned solely by Corporation or the Subsidiary and is valid and in good standing, is not subject to any liens or encumbrances, is not currently being challenged or infringed, is not involved in any pending or threatened administrative or judicial proceeding and does not conflict with any rights of any other person or entity. The Intellectual Property is sufficient in all respects to permit the lawful conduct by the Corporation and the Subsidiary of the business of distributing and retailing of the Skynet 2000 system and its enhancements as described in Schedule
          8. To the best of Seller's and Corporation's knowledge, neither the Corporation nor the Subsidiary is conducting its respective businesses in a manner which violates nor will the execution, delivery or performance of this Agreement violate any of the terms or conditions under which any Intellectual Property was acquired, obtained or granted. Neither the Corporation or the Subsidiary is in default or in violation with respect to any of the Intellectual Property or the terms or conditions by which such Intellectual Property was acquired or obtained, and no event has occurred which constitutes, or with due notice or lapse of time or both may constitute, a default by the Corporation or the Subsidiary under or a violation of any item of Intellectual Property. None of the products or operations of the Corporation or the Subsidiary involves any infringement of any proprietary right of any other person or entity. None of the Corporation, Subsidiary or Seller has any knowledge or any reason to know of any fact which could give rise to a claim of infringement by any person or entity relating to the ownership, licensing or use of the Intellectual Property by the Corporation or Subsidiary. Except as set forth on Schedule 12, neither the Seller, Corporation nor the Subsidiary has knowledge or reason to know of any fact which could give rise to a claim of infringement by any person or entity relating to the ownership, licensing or use of the Intellectual Property. All rights in the Intellectual Property shall be perfected prior to Closing. Seller and the Corporation shall undertake to deliver to Buyer copies of all documents relating to the Intellectual Property prior to Closing.

     9. Liens. Except as set forth on Schedule 9, each of the Corporation and the Subsidiary owns outright and has good and marketable title to all of its respective assets and properties, including, without limitation, all of the assets and properties reflected on the Balance Sheet, in each case free and clear of any lien or other encumbrances.

     10. Contracts and Agreements. Schedule 10 sets forth all of the contracts and other agreements to which the Corporation and/or the Subsidiary is a party or by or to which their respective assets or properties are bound. All of such contracts and other agreements are valid, subsisting, in full force and effect and binding upon the Corporation and/or the Subsidiary, and the Corporation or Subsidiary has paid in full or accrued all amounts now due thereunder and except for executory obligations, has satisfied in full or provided for all of its liabilities and obligations thereunder, and is not in default under any of them, nor, to Seller's and Corporation's knowledge, is any other party to any such contract or other agreement in default thereunder, nor, to Seller's and Corporation's knowledge, does any condition exist that with notice or lapse of time or both would constitute a default thereunder. Except as separately identified on
          Schedule 10, no approval or consent of any person is needed in order that the contract or other agreement set forth on Schedule 10 or any other Schedule will continue in full force and effect following the consummation of the transactions contemplated by this Agreement.

     11. Suppliers and Customers. Schedule 11 sets forth a list of all of the Corporation and Subsidiary's suppliers and customers. The relationships of the Corporation and the Subsidiary with its respective suppliers and customers are good commercial working relationships and no material supplier or customer has threatened in writing to cancel or otherwise terminate, or to the knowledge of the Seller, the Subsidiary or Corporation, has decreased materially or threatened in writing to decrease or limit materially, or to the knowledge of Seller, Subsidiary, or Corporation, intends to modify materially its relationship with the Corporation or Subsidiary or intends to decrease or limit materially, its services or supplies to the Corporation or Subsidiary.

     12. Litigation. Except as listed on Schedule 12, there are no suits, grievances, complaints, charges, proceedings, claims, or investigations now pending, or, to the best of Seller's and Corporation's knowledge, threatened against the Corporation or
          Subsidiary or any of their respective officers or directors in such capacity, at law or in equity, whether or not fully covered by insurance, in connection with the business, affairs, properties or assets of the Corporation and/or the Subsidiary.

     13. Dividends and Distributions. Except as set forth on Schedule 13, neither the Corporation nor the Subsidiary has declared or paid any dividend or declared or made any distribution and neither the Corporation nor the Subsidiary will declare or pay any dividend or declare or make any distribution whatsoever to its stockholders, either in cash, stock or other property, through purchases or redemption of stock or otherwise prior to the Closing Date.

     14. Loans. Schedule 14 sets forth all loans, guarantees of obligations of others and any extension, or obtaining of credit, of each of the Corporation and the Subsidiary as of the date hereof.

     15. Insurance. Schedule 15 sets forth a list and brief description of all insurance policies in force and effect with respect to the Corporation's and the Subsidiary's businesses, properties and assets, including, without limitation, insurance on the Corporation's and Subsidiary's respective personnel, and specifying each pending claim and specifies the notice or other information regarding possible claims thereunder, cancellation thereof or premium increases thereon. Such information has been obtained from the Subsidiary's and Corporation's insurance agents and is, to the best of Seller's and Corporation's knowledge, true, correct and complete. To the best of Seller's and Corporation's knowledge, such policies are valid and enforceable in accordance with their terms, are in full force and effect, and insure against risks and liabilities to the extent and in the manner customary in the industry in which the Corporation and Subsidiary are engaged. Neither the Corporation nor the Subsidiary is in default with respect to any provision contained in any such policy. Neither the Corporation nor the Subsidiary has failed to give any notice or present any claim under any such policy in due and timely fashion. Except for claims set forth on Schedule 15, there are no outstanding unpaid claims under any such policy. Neither the Corporation nor the Subsidiary has received any notice of cancellation or non-renewal of any such policy or binder. Neither Seller nor the Corporation has knowledge of any inaccuracy in any application for such policies or binders, any failure to pay premiums when due or any similar state of facts that might form the basis for termination of any such insurance. Except as set forth on Schedule 15, neither Seller nor Corporation has any knowledge of any state of facts or of the occurrence of any event that is reasonably likely to form the basis for any material claim against the Corporation or the Subsidiary not fully covered by the policies referred to on Schedule 15. Neither the Corporation nor the Subsidiary has received any notice from any of its insurance carriers that any insurance premiums will be materially increased in the future or that any insurance coverage listed on Schedule 15 will not be available in the future on substantially the same terms as now in effect.

     16. Tax Returns. The Corporation and Subsidiary have duly filed, or an extension of the filing deadline has been received for, all tax reports and returns required to be filed by it including, without limitation, all tax reports and returns with respect to federal, state, local any foreign income taxes, estimated taxes, excise taxes, sales taxes, use taxes, fuel taxes, gross receipt taxes, franchise taxes, employment and payroll related taxes, including employees' income withholding taxes and property taxes, whether or not measured in whole or in party by net income (hereinafter, "Taxes" or, individually, a "Tax"). Personal Property and Income Tax due and payable in the year 1998 shall be paid by Seller only to the extent of the prorated portions of such tax for that portion of the calendar year up to the date of Closing.

     17. Accounts Receivable and Payable. All customer and trade notes and accounts receivable owned by the Corporation and the Subsidiary on the Balance Sheet date and on the Closing Date are in accordance with generally accepted credit extension principles consistent with those followed in the preparation of the Financial Statements referred to in Paragraph IV.B.4. All receivables reflected on the Balance Sheet represent bona fide, arm's-length transactions with unaffiliated third parties. All notes and accounts payable to or for the benefit of the Corporation and/or the Subsidiary or acquired by the Corporation or the Subsidiary after the date of the Balance Sheet and prior to the date of Closing have been collected or are or will be current and, as of the date hereof and as of the date of Closing, collectible in amounts not less than the aggregate amount thereof and, as of the date hereof and as of the Closing Date, are not subject to counterclaims or set-offs. All accounts payable represent bona fide, arm's-length transactions with unaffiliated third parties. All accounts payable will be paid on or before the due date and will not incur any late penalties or fees.

     18. Bank Accounts, etc. Schedule 18 contains a true, correct and complete list of all banks, trust companies and savings and loan associations in which the Corporation and/or the Subsidiary has an account or safe deposit box and the names of all persons authorized to draw thereon, to have access thereto, or to authorize transactions therein, the names of all persons, if any, holding powers of attorney from Seller or Corporation.

     19. Inventory. The inventory of the Corporation and the Subsidiary (including that reflected on the Balance Sheet) is or was, prior to the sale thereof, in good and merchantable condition, and suitable and usable or salable at prevailing market prices, in the ordinary course of business for the purpose for which intended. To the knowledge of Seller and Corporation, there is no adverse condition affecting the supply of materials available to the Corporation or the Subsidiary.

     20. Compliance with Law. Except as set forth in Schedule 20, neither the Corporation nor the Subsidiary is in violation of any applicable order, judgment, injunction, award, decree or writ (collectively, "Orders"), or, to the knowledge of Seller and Corporation, any applicable law, statute, code, ordinance, regulation or other requirement (collectively, "Laws"), of any government or political subdivision thereof, in a material manner, whether federal, local or foreign, or any agency or instrumentality of any such government or political subdivision, or any court or arbitrator (collectively, "Governmental Bodies").

     21. Employee Relations. Except as set forth on Schedule 21, neither the Corporation nor the Subsidiary has made a commitment or agreement to increase the wages or to modify the conditions or terms of employment of any employee. Neither the Corporation nor the Subsidiary is a party to any collective bargaining agreement.

     22. Transactions with Directors, Officers, Seller and Affiliates. There have been no transactions between Corporation and/or the Subsidiary and (i) Seller or (ii) any director, officer or stockholder of Corporation or the Subsidiary, or affiliate of Seller, other than (a) as set forth on Schedule 14, (b) the purchase of the Subsidiary by Corporation, and (c) Tomas Wilmot, a director of the Corporation and Seller, personally providing all operational funding for the Corporation.

     23. Consents. The execution, delivery and performance of this Agreement, and the consummation of the transactions contemplated hereby and thereby does not require the consent, waiver, authorization or approval of, notice to or filing with any governmental or regulatory authority or any other person or entity, other than with the United States Securities Exchange Commission.

     24. Brokerage Fee. Seller is not responsible to anyone for any brokerage or finder's fee or expense.

     25. Continuing Representations. The representations and warranties of Seller and Corporation shall be true and correct on and as of the Closing Date with the same force and effect as if made on and as of that date.

     26. Subsidiary. The Subsidiary is a wholly owned subsidiary of the Corporation. There are no other subsidiaries of the Corporation.

V        REPRESENTATIONS AND WARRANTIES OF BUYER

     A. Buyer represents to Seller as follows:

     1. No Breach. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby will not violate, conflict with or result in the breach of any of the terms of, or result in a material modification of the effect of, or otherwise give any contracting party the right to terminate, or constitute a default under any contract or other agreement to which Buyer is a party.

     2. Finder's Fee. Buyer is not responsible to anyone for any brokerage or finder's fee or expense, other than 750,000 newly issued shares of Buyer to be delivered to Jayhead Investments, Limited as a finder's fee. Such shares shall be delivered to Jayhead Investments, Limited at Closing in proper form for transfer, duly endorsed in blank or accompanied by stock powers duly executed in blank with all taxes, direct or indirect, attributable to the transfer of such shares paid or provided for by Buyer.

     4. Continuing Representations. The representations and warranties of Buyer herein contained shall be true and correct on and as of the Closing Date with the same force and effect as if made on and as of that date.

VI       INSPECTION AND INFORMATION

         All information, facts and records including without limitation, contracts, leases, financial information and other records of the Corporation and the Subsidiary, that would be material to Buyer in determining whether to purchase the stock of the Corporation requested by Buyer will be furnished to Buyer by Seller or Corporation. Buyer further agrees to maintain all information in absolute confidence until the Closing Date and in the event of a termination, all such information shall be treated as confidential and returned to the Corporation.

VII      CONDUCT OF BUSINESS

         From the date hereof until the Closing, Seller shall continue to operate the business affairs of the Corporation and the Subsidiary in the normal, usual and customary manner in the ordinary and regular course of business. Seller shall further exercise its best efforts to conduct and preserve the business activity of the Corporation and the Subsidiary for the benefit of Buyer. Seller or Corporation shall give Buyer prompt notice of any event, condition or circumstance occurring from the date hereof through the Closing Date that would constitute a violation of any breach of this Agreement.

VII      CONDITIONS PRECEDENT TO CLOSING

     A. Buyer's Conditions Precedent to Seller's Obligations. The obligations of Seller to sell, assign, transfer and deliver the Shares to be sold, assigned, transferred and delivered to Buyer hereunder are subject to the satisfaction at or prior to the Closing Date of the following conditions:

     1. Representations, Warranties and Performance. The representations and warranties of Buyer contained in this Agreement shall be true and correct with the same force and effect as if made at and as of the date of Closing, Buyer shall have performed or have complied with all agreements and conditions required by this Agreement to be performed or complied with by it on or prior to the date of Closing.

     2. Impediments to Closing. On the date of Closing, no suit, action, claim, cause of action, proceeding or governmental investigation shall be pending or threatened relating to this Agreement or the consummation of the transactions contemplated hereby or any related matter.

     3. Approval of Documents. All documents and instruments called for by this Agreement to be provided by Buyer at the Closing shall have been approved by Seller's counsel and delivered at the Closing.

     4. Continuing Warranty. It shall be a continuing warranty and representation of Buyer that this Agreement, including all schedules, Closing documents, and any other financial statement, document, or other instruments furnished or to be furnished by Buyer to Seller in connection with the transaction contemplated by this Agreement contains or will contain, to the best of Buyer's knowledge, no untrue statement of any material fact, nor omits or will omit to make any material fact required to be stated to make such statement, document or other instrument not misleading.

     B. Seller's Conditions Precedent to Buyer's Obligations. The obligations of Buyer to purchase and accept transfer and delivery of the Shares to be sold, assigned, transferred and delivered by Seller hereunder are subject to the satisfaction at or prior to the date of Closing of the following conditions:

     1. Representations, Warranties and Covenants. The representations, warranties, covenants and agreements of Seller and Corporation contained in this Agreement or otherwise made in writing by either of them or on their behalf in connection with the transactions contemplated hereby shall be true and correct with the same force and effect as though made on and as of the date of Closing; each and all of the agreements and conditions to be performed or satisfied by Seller and Corporation hereunder at or prior to the date of Closing shall have been duly performed or satisfied.

     2. Satisfaction of Counsel. The validity of all transactions herein mentioned, as well as the form and substance of all opinions, certificates and other documents hereunder, shall be satisfactory in all reasonable respects to Buyer's counsel.

     3.   Consents. Seller shall have obtained the requisite consents,  waivers,
          authorizations   and  approvals   required  in  connection   with  the
          execution, delivery, and performance of this Agreement.

     4. Impediments to Closing. On the Closing Date, no suit, action, claim, cause of action, proceeding or governmental investigation shall be pending or threatened against Seller or Corporation relating to this Agreement.

     5. Satisfactory Review. Upon completion of Buyer's due diligence, Buyer shall not have found the existence of any matter or condition concerning or relating to the Corporation or the Subsidiary which in the opinion of Buyer is likely to have a material adverse impact on the Subsidiary or the Corporation's business, financial condition or future prospects.

     6. Continuing Warranty. It shall be a continuing warranty and representation of Seller and Corporation that this Agreement, including all schedules, Closing documents, and any other financial statement, document, or other instruments furnished or to be furnished by Seller or Corporation to Buyer in connection with the transaction contemplated by this Agreement contains or will contain, to the best of Seller's and Corporation's knowledge, no untrue statement of any material fact, nor omits or will omit to make any material fact required to be stated to make such statement, document or other instrument not misleading.

     7. No Material Adverse Change. There shall have been no material adverse change in any of the Subsidiary or Corporation's assets, or in the operation, prospects or financial condition of the Corporation or the Subsidiary.

     8. Approval of Documents. All documents and instruments called for by this Agreement to be provided by Seller and/or Corporation at the Closing shall have been approved by Buyer's counsel and delivered at the Closing.

     9. Approval of Balance Sheet and Profit and Loss Statement. Buyer shall be satisfied with the Financial Statements delivered in accordance with Section IV.B.4.

IX       PUBLICITY

         The parties agree that no publicity release concerning this Agreement shall be made without advance approval thereof by each of the parties to this Agreement.

X        EXPENSES

         Each party to this Agreement shall pay its own costs and expenses (including, without limitation, the fees and expenses of its agents, representatives, counsel and accountants) precedent to the negotiations, preparation and carrying out of this Agreement and necessary to its performance of and compliance with all agreements and conditions contained herein or with respect to any other aspect of the transactions contemplated by this Agreement, regardless of whether the transactions contemplated hereby are consummated.

XI       SURVIVAL OF REPRESENTATIONS AND WARRANTIES

         A.  Survival  of  Seller's  and   Corporation's   Representations   and
Warranties. Notwithstanding any right of the Buyer fully to investigate the affairs of the Subsidiary and the Corporation and notwithstanding any knowledge of facts determined or determinable by the Buyer pursuant to such investigation or right of investigation, the Buyer has the right to rely fully upon the representations, warranties, covenants and agreements of the Seller and
Corporation contained in this Agreement or in any Schedule or the documents delivered pursuant to this Agreement. All such representations, warranties, covenants and agreements shall survive the execution and delivery of this Agreement and the Closing hereunder.

         B.   Survival   of  Buyer's   Representations   and   Warranties.   The
representations and warranties of Buyer contained in this Agreement shall survive the execution and delivery of this Agreement and the Closing hereunder.

XII      INDEMNIFICATION

     A. Indemnification by Seller. Seller indemnifies and holds Buyer harmless from and against any and all losses, claims, damages or expenses, including, without limitation, losses resulting from liabilities for any tax of the Corporation and/or the Subsidiary and reasonable attorneys' fees (collectively, "Damages") that may be suffered directly or indirectly by Buyer as a direct and proximate result of or arising from 1.) the breach, inaccuracy or untruth of any representation or warranty of Seller or Corporation contained in this Agreement; 2.) the breach of any covenant of Seller or Corporation contained in this Agreement; and 3.) any and all actions, suits, proceedings, assessments or judgments directly related to the foregoing.

     B. Indemnification by Buyer. Buyer indemnifies and holds Seller harmless from and against any and all Damages that may be suffered by Seller as a direct and proximate result of or arising from 1.) the breach, inaccuracy or untruth of any representation or warranty of Buyer contained in this Agreement; 2.) the breach of any covenant of Buyer contained in this Agreement; and 3.) any and all actions, suits, proceedings, assessments or judgments directly related to the foregoing.

XIII     TERMINATION OF AGREEMENT

     A. Termination. This Agreement may be terminated prior to the Closing as follows:

     1. At the election of Seller if Buyer has breached any material representations, warranty, covenant or agreement contained in this Agreement, which breach cannot be or is not cured by the date of Closing;

     2. At the election of Buyer if Seller or Corporation has breached any material representation, warranty, covenant or agreement contained in this Agreement, which breach cannot be or is not cured by the date of Closing;

     3. At the election of either Buyer or Seller, if causes beyond the reasonable control of the party claiming the excuse, including without limitation, the existence of a war, civil commotion, earthquake or epidemic, prevents such party from fulfilling his or its obligations under this Agreement; or

     4. At any time on or prior to the date of Closing, by mutual consent of Seller and Buyer.

     B. Effect of Termination. If this Agreement is terminated in accordance with Paragraph XIII.A above and the transactions contemplated hereby are not consummated, this Agreement shall become void and of no further force and effect, except for 1.) the provisions of Paragraph VI above relating to the obligation of Buyer to keep confidential and not to use the information obtained by Buyer and to return documents to the Corporation, and 2.) the provisions of Paragraph IX, Paragraph X, and Paragraph XII.

XIV      HEADINGS

         The subject headings of the Paragraphs of this Agreement are included for purposes of convenience only, and shall not affect the construction or interpretation of any of its provisions.

XV       ENTIRE AGREEMENT; MODIFICATION

         This Agreement constitutes the entire agreement between the parties pertaining to the subject matter contained in it and supersedes all prior and contemporaneous agreements, representations and understandings of the parties. No supplement, modification, or amendment of this Agreement shall be binding unless executed in writing by the parties. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions whether or not similar, or shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the party making the waiver.

XVI      REMEDIES; SPECIFIC PERFORMANCE

         Each party's obligations under this Agreement are unique. If a party should default in its obligations under this Agreement, the parties each acknowledge that it would be extremely impractical to measure the result in damages, accordingly each non-defaulting party, in addition to any other available rights and remedies, at law or in equity, may sue in equity for specific performance, and the parties each expressly waive a defense that a remedy in damages will be adequate.

         In the event this Agreement is referred to an attorney to enforce any of the terms of the Agreement by Seller, Corporation or Buyer, the prevailing party shall be entitled to recover from the other party reasonable attorneys' fees and costs and if action is filed, such sum as the court may adjudge reasonable as attorneys' fees and costs prior to trial or on appeal of such suit or action, in addition to all other sums provided by law.

XVII      COUNTERPARTS

         This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

XVIII  ASSIGNMENT

         Neither this Agreement or any interest herein shall be assignable by either party.

XIX      GOVERNING LAW; SUBMISSION TO JURISDICTION.

         This Agreement shall be deemed to be a contract made under the laws of the State of Nevada and the United States of America and for all purposes shall be governed by and construed in accordance with such laws without giving effect to the applicable rules governing the conflicts of laws. The Buyer and Seller and Corporation agree that any dispute, claim or suit between or among the parties hereto or between the Buyer and Subsidiary or the Corporation and any of their respective successors and assigns involving or arising out of this Agreement, or any transaction contemplated hereby shall be submitted in the first instance to and shall only be decided by a state or federal court located in the continental United States which courts shall have exclusive jurisdiction with respect to any such dispute, claim or suit to the exclusion of all other jurisdictions. In any such dispute, claim or suit, the Buyer and the Seller, on his own behalf and on behalf of the Corporation and the Subsidiary, each (i) irrevocably submits to the jurisdiction of any state or federal court sitting in the continental United States, (ii) waives any objections on the grounds of improper venue or forums non conveniens or any similar grounds, and (iii) consents to service of any summons, complaint or other process in connection with any such dispute, claim or suit by certified or registered mail directed to it at its address as provided in Article XX hereof and waives personal service thereof and agrees to service by any other manner permitted by relevant law. Within thirty (30) days after such a mailing, the party so served shall appear and answer to such summons, complaint or other process. Should any party so served fail to appear or answer within said 30 day period, then such party shall be deemed in default and judgment may be entered against such party for the amount or other relief as demanded in any summons, complaint or other process so served.

XX       NOTICES

         All notices, requests, demands, a claim of breach by either party and other communications under this Agreement shall be in writing and shall be deemed to have been duly given on the date of service if served personally on the party to whom notice is given or on the third day after mailing if mailed to the party to whom notice is given, by first class mail, postage prepaid, or certified, return receipt requested and properly addressed as follows:

                  To Seller:        Local Protectors Limited
                                            Unicorn Chambers
                                            Victoria Street
                                            Douglas  IM1 2LD
                                            Isle of Man

                  Copy to:                  Simon Cooper
                                            Cooper Chan
                                            Unicorn Chambers, Victoria Street
                                            Douglas, Isle of Man 1M1 2LD

                  To Buyer:                 Peripheral Connections, Inc.
                                            Milton Klyman
                                            3303 Don Mills Road Suite 2603,
                                            North York, Ontario
                                            Canada M2J 4T6

                  Copy to:                  Leslie J. Weiss
                                            Sugar, Friedberg & Felsenthal
                                            30 N. LaSalle Street, Suite 2600
                                            Chicago, IL 60602

XXI      VALIDITY AND EFFECT

         The validity and effect of any paragraph or article herein shall not affect or be affected by other provisions of this Agreement.

         IN WITNESS WHEREOF, the undersigned have executed this Stock Purchase and Sale Agreement as of the date first set forth above.

Attest:                                     SELLER:
                                            LOCAL PROTECTORS LIMITED


                                             By:/s/
                                             Its:

Attest:                                     TOMAS GEORGE WILMOT:
                                                     FOR HIMSELF

                                            /s/ Tomas George Wilmot

Attest:                                     NETKING LIMITED

                                            By:/s/ Tomas George Wilmot
                                            Its:

Attest:                                     BUYER:
                                            PERIPHERAL CONNECTIONS, INC.

/s/ Melvyn Moscoe                           By:/s/ Milton Klyman
Melvyn Moscoe, Treasurer                    Milton Klyman, President

LEGEND:

          The Shares of Peripheral Connections, Inc. are being transferred pursuant to Regulation S and may not be transferred except in accordance with Regulation S promulgated under the Act. See Exhibit A.

                                                                 Exhibit 10.7
                         NOMINEE AGREEMENT


I, the undersigned Tomas George Wilmot of Link House, 259 City Road, London, England EC1V 1JE, DO HEREBY STATE that I together with Peripheral Connections, Inc. am the joint registered holder of 1 share of (pound)1 each fully paid in the capital of Skynet 2001 Limited (incorporated as Netking Limited) and I AGREE to hold such share AS NOMINEE for Peripheral Connections, Inc. and that such share will be transferred to the said Peripheral Connections, Inc. or their/his/her nominee or nominees in accordance with such directions as the said Peripheral Connections, Inc. may give me AND for the aforesaid purposes I HEREBY AGREE to sign all such transfer or other forms as may be necessary for registration of the said share on their/his/her name or that of their/his/her nominee or nominees.


AS WITNESS my hand this       day of April 1998



signed by:



/s/ Tomas George Wilmot
Tomas George Wilmot

                                                                 Exhibit 10.8

                                NOMINEE AGREEMENT

I, the undersigned S N H Cooper of Unicorn Chambers, Victoria Street, Douglas, Isle of Man DO HEREBY STATE that I am the registered holder jointly with Netking Limited of 1 share of (pound)1 each fully paid in the capital of Keymore Limited and I AGREE to hold such share AS NOMINEE for Netking Limited and that such share will be transferred to the said Netking Limited or their/his/her nominee or nominees in accordance with such directions as the said Netking Limited may give me AND for the aforesaid purposes I HEREBY AGREE to sign all such transfer or other forms as may be necessary for registration of the said share on their/his/her name or that of their/his/her nominee or nominees.


AS WITNESS our hand this 27th day of February 1998


S N H Cooper signed on his behalf by:



/s/ Simon Cooper

                                                                   Exhibit 10.9
                                 NETKING LIMITED
                               31 Southampton Row
                                 London WC1V 5HT

2 March 1998

Keymore Limited
Link House
259 City Road
London ECIV 1JE

Dear Sirs:

We are pleased to make available to you, as of 3 March 1998, a loan in the principal sum of (pound)325,000.00 on the terms and conditions of this letter.

You will repay the loan at anytime forthwith on demand. You may repay the loan or any part of it early but may not re-borrow any amount so repaid.

The principal amount of the loan outstanding from time to time will carry interest at the rate of twelve per cent (12%) per annum and payable quarterly in arrears at the end of March, June, September and December in each year, with the first payment to be made at the end of that quarter within which the date of this letter falls. However, if you default in the payment or repayment on the due date of any sum from time to time due under this letter, interest will accrue on a daily basis (payable on demand) on the amount in respect of which default has been made from the date of default until actual payment (both before and after judgment) at the rate of seventeen per cent (17%) per annum.

The loan will be unsecured.

You will make all payments under or in respect of this facility for value on the due date in pounds sterling to us at such account as we may from time to time instruct you in writing. If any payment becomes due on a day which is not a day on which banks are generally open for business in London, the due date of such payment will be extended to the next business day. You will make all payments under or in respect of this facility without set-off or counterclaim and free and clear of any withholding or deduction for or on account of tax, save as may be required by law.

Notwithstanding the above provisions of this letter, the loan and all interest on it will become due and payable or repayable forthwith on demand by us if (i) you fail to pay any sum under this letter when due or your are in breach of any other provision of this letter; or (ii) you are in default under any other financial obligation to any person; or (iii) an administration order is made in relation to you or a receiver or manager or administrative receiver is appointed of you or any of your assets or you enter into liquidation; or (iv) any petition is presented, any resolution is proposed or any other steps or proceedings are taken which may lead to any such occurrence referred to in (iii) above; or (v) any distress or execution is levied on or affects any of your property or assets; or (vi) you are deemed to be insolvent or unable to pay your debts; or (vii) you cease to carry on business.

You will pay on demand and on a full indemnity basis, all costs and expenses (and VAT) which we may from time to time incur in connection with this letter and/or loan.

Any demand or notice in respect of this letter and/or the loan will be in writing and (without prejudice to any other effective means of serving it) may be served on you personally or by post and either by delivering it to any of your officers at any place or by dispatching it addressed to you at your registered or principal office for the time being or any of your places of business last known to us. Any such demand or notice delivered personally shall be deemed to have been received immediately upon delivery. Any such demand or notice sent by post shall be deemed to have been received at the opening of business on the first working day following the day on which it was posted even if refunded undelivered.

Time shall be of the essence in respect of your obligations under or in respect of his facility but no failure by us to exercise or delay by us in exercising any right or remedy under or in respect of this facility shall operate as a waiver of it, nor shall any single partial or defective exercise by us of any such right or remedy preclude any other or further exercise of that or any other right or remedy.

This letter is governed by English law.

To accept the terms and conditions of this letter, please sign and return the enclosed copy within 14 days from today's date, failing which this letter will lapse and the loan will not be available to you.

Yours faithfully
For and on behalf of Netking Limited


Director

Agreed and accepted

Date:

For and on behalf of Keymore Limited


Director

                                                                Exhibit 10.10

Dated                              1998





LEANDRA DE OLIVERIA SOUSA


and


NETKING LIMITED





LIMITED RECOURSE PROMISSORY NOTE
















Cooper Chan
Unicorn Chambers
Victoria Street
Douglas
Isle of Man
Telephone: 01624 639000
Telefax:  01624 612138

LIMITED RECOURSE PROMISSORY NOTE

Promissory Note due on the      day of                  199
-----------------------------------------------------------

Netking Limited ("the Maker") a limited company incorporated in England with No. 3505172 whose registered office is at 31 Southampton Row, London, England WC1 5HT promises to pay to the order of Leandra De Oliveria SOUSA ("SOUSA") the principal sum of (pound) 4,000,000.00 (Four million pounds sterling) together with interest on the unpaid principal balance at the rate of .5% percent (one-half percent) per annum over the UK clearing bank base lending rate as published by the Bank of England on those dates when interest due is compounded (as below) in exchange for one share of class "A" Ordinary Shares of (pound)1 (one pound sterling) and one share of class "B" Ordinary Shares of (pound)1 (one pound sterling) (total of two shares) in Keymore Limited, the principal sum representing full payment for subject shares in accordance with the terms of a Share Purchase Agreement executed between Unicorn Nominees Limited and Local Nominees Limited (holding title on behalf of Sousa) and Netking Limited on the 27th day of February 1998.

Payment
Interest shall be paid in arrears. The first interest payment shall be made on the day preceding the one year anniversary date of this note. No principal payments shall be due during the term of the note. The entire principal balance and all accrued interest shall be fully due and payable eighteen (18) months from the date of this Agreement. The interest shall accrue from day to day and shall be calculated on the basis of a 365 day year until the relevant amount is paid or repaid. The interest shall be compounded on the last business day in each of March, June, September and December and on the redemption date and shall be payable on the date of repayment of the principal sum. In addition to the interest charge on the unpaid principal balance of this note, any other payment which may become due under the terms of this note, including, penalties, costs, and solicitors fees, shall bear interest from the date upon which they become due at the rate of 12% per annum. Such costs and fees shall become due and payable upon demand by Sousa. All payments due under the note shall be credited first to unpaid costs and fees, and then to accrued interest, and then to the unpaid principal balance and are to be wired or delivered to SOUSA at such address as she provides the Maker from time to time.

Pre-payment
This note may be prepaid in whole or in part.

Default
In the event of late tender or default on the payment of principal, interest or costs and fees hereunder (an "Event of Default"), interest shall accrue from the date that payment was due at the rate of 12% per annum. Once any payment of principal, interest or costs and fees due hereunder is 10 days late, SOUSA shall notify the Maker that such payment is 10 days late and if such payment is not received by SOUSA prior to becoming 15 days late, SOUSA shall be entitled to declare a default hereunder and SOUSA, at SOUSA's option may declare the entire unpaid principal balance together with all accrued interest hereunder to be immediately due and payable and may pursue all of her remedies in law and equity. Additionally, in the event that this Note is not paid in full within 15 days of Promissory Note due date indicated first above the Maker shall pay to SOUSA, on a pro rata basis, an additional (pound)100,000 (one hundred thousand pounds sterling) for each 6 month period beyond such payment date that repayment in full is not made.

Security
The Maker's obligations under this note shall be unsecured. All of the obligations in this Promissory Note shall be forgiven and no further demand shall be made by SOUSA nor shall further recourse be had or enforced as against the Maker only at such time as Maker has performed all of its obligations under this note.

Notices
All notices hereunder shall be deemed given if sent by facsimile or by registered post, to the Maker at such address as the Maker may specify to SOUSA from time to time in writing. A notice shall be deemed to be served 72 hours after the time of posting.

Miscellaneous
If this note is not paid according to its terms the Maker agrees to pay all costs of collection, including reasonable solicitor's fees, that may be incurred by SOUSA in seeking the collection of this note. The Maker waives protest, demand, presentment, notice of dishonour, and notice of protest in case this note is not paid at maturity or any instalment is not paid when due and agreed, that after maturity of this note the time of making payment of the same may be extended without prejudice to SOUSA and without releasing the Maker.

Successors and Assigns
This note shall be binding upon and inure to the benefit of the heirs, successors, legal representatives, administrators of the parties and all endorsers or sureties hereof.

Governing Law
This note and any questions of interpretation of enforcement shall be governed by the laws of England.

IN WITNESS WHEREOF this Agreement has been duly executed under the hands of SOUSA and the Maker on the date and year first before written.

Executed by Leandra De Oliveria SOUSA:-

                                             )/s/ Leandra De Oliveria Sousa
                                             )
                                             )
Executed by Netking Limited acting by:-

Director                                     )
  T. G. Wilmot                               )  /s/ T. G. Wilmot
                                                      )
Director/Secretary                           )
                                             )
                                             )

                                                                     Exhibit 21


Netking Limited
Keymore Limited (subsidiary of Netking Limited)