Form 10QSB
period 1998-03-31
PERIPHERAL CONNECTIONS INC
filed 1998-05-14
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

Commission File No. 33-55254-39

                          PERIPHERAL CONNECTIONS, INC.
        (Exact name of Small Business Issuer as specified in its charter)


           NEVADA                                87-0485315
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

                176 John Street Toronto, Ontario, Canada M5T1X5
                    (Address of principal executive offices)

Issuer's telephone number, including area code (416) 593-0859

                        3303 Don Mills Road, Suite 2603
               North York, Ontario, Canada M2J4T6 (416) 490-8500
                      Former address and telephone number

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

                                 March 31, 1998
                                      INDEX

PART I - FINANCIAL INFORMATION                                         Page No.

         Item 1   Financial Statements

                           Balance Sheets as of
                           March 31, 1998 and December 31, 1997            5

                           Statements of Operations for the
                           three month periods ended
                           March 31, 1998 and 1997                         6

                           Statements of Cash Flows for the
                           three month periods ended
                           March 31, 1998 and 1997.                        7

                           Pro forma Balance Sheet                         8
                           Pro forma Statement of Operations               9

         Item 2   Management's Discussion and Analysis
                           and Plan of Operations                          10

PART II - OTHER INFORMATION

         Item 1   Legal Proceedings                                        11
         ------

         Item 2   Changes in Securities                                    11
         ------

         Item 3   Defaults Upon Senior Securities                          11
         ------

         Item 4   Submission of Matters to a Vote of
                           Security Holders                                11

         Item 5   Other Information                                        11
         ------

         Item 6   Exhibits and Reports on Form 8-K                         11
         ------

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         In the opinion of the management of Peripheral Connections, Inc. (the Company) the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three month periods ended March 31, 1998 and 1997, and the cash flows for the three month periods ended March 31, 1998 and 1997.

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
     CERTIFIED PUBLIC ACCOUNTANTS             E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Peripheral Connections, Inc.

The accompanying balance sheet of Peripheral Connections, Inc. as of March 31, 1998, and the related statements of operations, and cash flows for the three months ended March 31, 1998 and 1997 were not audited by us and, accordingly, we do not express an opinion on them.

We also express no opinion on the pro forma financial statements.

The balance sheet as of December 31, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated March 9, 1998, except for Note 8 which was dated April 9, 1998, but we have not performed any auditing procedures since that date.




                                             /s/ Smith & Company
                                        CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
May 7, 1998

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                                                                      March 31,             Dec. 31,
                                                                                        1998                  1997
                                                                                     (Unaudited)            (Audited)
                                                                                  -----------------     -----------------
ASSETS
CURRENT ASSETS
           Cash                                                                   $           9,253     $          10,965
                                                                                  -----------------     -----------------

                                                         Total Current Assets                 9,253                10,965
                                                                                  -----------------     -----------------

                                                                 TOTAL ASSETS     $           9,253     $          10,965
                                                                                  =================     =================

LIABILITIES & EQUITY

CURRENT LIABILITIES
           Accounts payable                                                       $               0     $               0
                                                                                  -----------------     -----------------

                                                    Total Current Liabilities                     0                     0
                                                                                  -----------------     -----------------

                                                            Total Liabilities                     0                     0

STOCKHOLDERS' EQUITY

           Common Stock $0.001 par value
           Authorized - 25,000,000 shares
           Issued and outstanding 3,850,000 shares                                            3,850                 3,850
           Additional paid-in capital                                                       282,150               282,150
           Deficit accumulated during the development stage                                (276,747)             (275,035)
                                                                                  -----------------     -----------------

                                                   Total Stockholders' Equity                 9,253                10,965
                                                                                  -----------------     -----------------

                                                        TOTAL LIABILITIES AND
                                                         STOCKHOLDERS' EQUITY     $           9,253     $          10,965
                                                                                  =================     =================

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                       For the
                                                                 Three Months Ended
                                                                      March 31,
                                                                1998            1997
                                                            -------------  -------------
Interest income                                             $         105  $           0
Expenses
           Administration                                           1,817          7,765
           Net Interest Expense                                         0          2,331
                                                            -------------  -------------
                                                                    1,817         10,096

Net Loss for Period                                                (1,712)       (10,096)

Deficit - beginning of Period                                    (275,035)       (12,772)
                                                            -------------  -------------

Deficit - end of Period                                          (276,747)       (22,868)

Net Loss per Share                                                    .00           (.01)

Average shares outstanding used to
           calculate net loss per share                         3,850,000      1,000,000

                          PERIPHERAL CONNECTIONS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                  For the
                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                        1998                  1997
                                                                                  -----------------     -----------------
Cash flows from Operating Activities                                              $          (1,712)    $         (10,096)

Adjustments to reconcile net loss to cash used by
           operating activities

           Changes in assets and liabilities                                                      0                10,000
                                                                                  -----------------     -----------------

Net cash used by operating activities                                                        (1,712)                  (96)

Investing Activities
           Loans to related party and accrued interest                                            0               (38,128)
                                                                                  -----------------     -----------------

Net cash used by investing activities                                                             0               (38,128)
                                                                                  -----------------     -----------------

Decrease in cash                                                                             (1,712)              (38,224)

Cash - beginning of period                                                                   10,965               163,476
                                                                                  -----------------     -----------------

Cash - end of period                                                              $           9,253     $         125,252
                                                                                  =================     =================

                   PERIPHERAL CONNECTIONS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                        Unaudited Pro Forma Balance Sheet


                                                                            March 31, 1998
                                                                    Peripheral            Netking         Consolidated
                                                                ------------------  -----------------   -----------------
ASSETS
CURRENT ASSETS
           Cash                                                 $            9,253  $          25,849   $          35,102
           Accounts receivable                                                   0             14,918              14,918
           Inventory                                                             0            278,324             278,324
           Prepaid expenses                                                      0            207,268             207,268
                                                                ------------------  -----------------   -----------------

                                          Total Current Assets               9,253            526,359             535,612

           Equipment and software                                                0          2,352,588           2,352,588
           Licenses and brand names                                              0          4,374,804           4,374,804
                                                                ------------------  -----------------   -----------------
                                                                                 0          6,727,392           6,727,392
                                                                ------------------  -----------------   -----------------

                                                  TOTAL ASSETS  $            9,253  $       7,253,751   $       7,263,004
                                                                ==================  =================   =================

LIABILITIES & EQUITY (DEFICIT)

CURRENT LIABILITIES
           Accounts payable                                     $                0  $          41,147   $          41,147
           Accrued expenses                                                      0             88,230              88,230
                                                                ------------------  -----------------   -----------------

                                     Total Current Liabilities                   0            129,377             129,377

           Loans payable                                                         0          7,266,000           7,266,000
                                                                ------------------  -----------------   -----------------

                                             Total Liabilities                   0          7,395,377           7,395,377

STOCKHOLDERS' EQUITY (DEFICIT)

           Common Stock $0.001 par value
           Authorized - 25,000,000 shares
           Issued and outstanding 3,850,000 shares                           3,850                  0              13,850*
           Additional paid-in capital                                      282,150                  0             272,150
           Deficit accumulated during the
              development stage                                           (276,747)          (141,626)           (418,373)
                                                                ------------------  -----------------   -----------------

                          Total Stockholders' Equity (Deficit)               9,253           (141,626)           (132,373)
                                                                ------------------  -----------------   -----------------

                                         TOTAL LIABILITIES AND
                                          STOCKHOLDERS' EQUITY  $            9,253  $       7,253,751   $       7,263,004
                                                                ==================  =================   =================

              * 10,000,000 shares were issued for subsidiary.

                   PERIPHERAL CONNECTIONS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Unaudited Pro Forma Statement of Operations
                        Three months ended March 31, 1998



                                                                    Peripheral            Netking         Consolidated
                                                                ------------------  -----------------   -----------------
Sales                                                           $                0  $          14,656   $          14,656
Cost of sales                                                                    0             20,075              20,075
                                                                ------------------  -----------------   -----------------

                                                    Gross Loss                   0             (5,419)             (5,419)

Interest income                                                                105                  0                 105
Expenses
           General and administrative                                        1,817            136,207             138,024
                                                                ------------------  -----------------   -----------------
                                                                             1,817            136,207             138,024

Net Loss for Period                                                         (1,712)          (141,626)           (143,338)

Deficit - beginning of Period                                             (275,035)                 0            (275,035)
                                                                ------------------  -----------------   -----------------

Deficit - end of Period                                                   (276,747)          (141,626)           (418,373)

Net Loss per Share                                                             .00                .00                (.01)

Average shares outstanding used to
           calculate net loss per share                                  3,850,000                N/A          13,850,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The Company has no operational history and has yet to engage in business of any kind. All risks inherent in a new and inexperienced enterprise are inherent in the Company's business. The Company intends to continue the operations of a subsidiary which was acquired on April 9, 1998.

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

         On April 9, 1998, the Company beneficially acquired all of the stock of Netking from Seller, who beneficially owned all of the stock of Netking. There are two shares of Netking outstanding. Because English law requires two shareholders, the Company holds title to one share of stock of Netking and the Company and Tomas Wilmot, as nominee for the Company, jointly hold title to the other share. Netking is the beneficial owner of Skynet 2001 Limited (formerly Keymore Limited), an English private limited company ("Skynet"). Skynet owns intellectual property pertaining to all aspects of the Skynet 2000 in-vehicle system. The Skynet 2000 system uses communications and security technology coupled with proprietary software that provides in- vehicle protection, security and information services using mobile cellular telecommunications. The Skynet 2000 system provides 24 hour monitoring of vehicle security, personal distress alarm, and impact sensor and information services, as well as normal cellular telephone capability. The purchase price paid for the purchased stock was 10,000,000 shares of newly issued common stock of the Company, which is approximately 68.5% of all of the outstanding stock of the Company after such issuance. The consideration was determined by arm's length negotiations between the Company and Seller. Prior to the acquisition, there was no material relationship between the Seller and the Company or any of its affiliates, any director or officer of the Company, or any associate of any such director or officer.

         A portion of the business of Skynet and Netking acquired by the Company constitutes equipment and other physical property previously used in the business of the Seller. The Company intends to continue to use such equipment and physical property for the same purposes.

         The discussions below highlight certain of the more material changes in results of operations and changes in financial condition for the fiscal three month period ended March 31, 1998.

Results of Operations.

         During the first quarters of fiscal 1998 the Company incurred expenses related to general expense and accounting assistance.

Financial Condition.

         There were no significant changes to the net financial condition of the Company in the three month period ended March 31, 1998. Cash decreased by $1,712 mainly as a result of administration expense. The Company continues to believe it has the support of its major stockholders and that financing is available to meet all requirements.

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

Item 3.           Defaults Upon Senior
                  Securities:                         None

Item 4.           Submission of Matters to
                  a Vote of Security Holders:         None

Item 5.           Other Information:                  None

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits:            None
                  (b)  Reports on Form 8-K
                          A report on Form 8-K was filed on April 21, 1998 which disclosed the items discussed in Item 2 about the acquisition of assets and announced the election of Tomas G. Wilmot as President.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PERIPHERAL CONNECTIONS, INC.


Dated: May 13, 1998                          /s/ Tomas George Wilmot
                                            Tomas George Wilmot, President