Form 10QSB
period 1998-06-30
PERIPHERAL CONNECTIONS INC
filed 1998-08-07
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,600,000 shares of $.001 par value class A common stock outstanding as of June 30, 1998.

Transitional Small Business Disclosure Format (check one):  Yes        No  X

                          PERIPHERAL CONNECTIONS, INC.
                          FORM 10-QSB FOR QUARTER ENDED

                                  June 30, 1998
                                      INDEX

PART I - FINANCIAL INFORMATION                                         Page No.

         Item 1   Financial Statements

                   Balance Sheets as of
                   June 30, 1998 and December 31, 1997                        4

                   Statements of Operations for the
                   six month periods ended
                   June 30, 1998 and 1997                                     5

                   Statements of Cash Flows for the
                   six month periods ended
                   June 30, 1998 and 1997.                                    6

         Item 2   Management's Discussion and Analysis
                           and Plan of Operations                             7

PART II - OTHER INFORMATION

         Item 1   Legal Proceedings                                           8
         ------

         Item 2   Changes in Securities                                       8
         ------

         Item 3   Defaults Upon Senior Securities                             8
         ------

         Item 4   Submission of Matters to a Vote of
                           Security Holders                                   8

         Item 5   Other Information                                           8
         ------

         Item 6   Exhibits and Reports on Form 8-K                            8
         ------

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         In the opinion of the management of Peripheral Connections, Inc. (the Company) the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1998, the results of operations for the six month periods ended June 30, 1998 and 1997, and the cash flows for the six month periods ended June 30, 1998 and 1997.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

         The statement of operations includes the activities of NetKing Limited for all of 1998. NetKing Limited was acquired as a wholly-owned subsidiary on April 9, 1998.

                   PERIPHERAL CONNECTIONS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                                              June 30,              Dec. 31,
                                                                                1998                  1997
                                                                             (Unaudited)            (Audited)
                                                                         -----------------     -----------------
ASSETS
CURRENT ASSETS
   Cash (overdraft)                                                      $         (25,698)    $          10,965
   Accounts receivable                                                              52,314                     0
   Inventory                                                                       273,299                     0
   Prepaid expenses                                                                 34,629                     0
                                                                         -----------------     -----------------

                                                 Total Current Assets              334,544                10,965

OTHER ASSETS
   Equipment and software                                                        2,287,461                     0
   Licenses and brand names                                                      4,291,958                     0
                                                                         -----------------     -----------------
                                                                                 6,579,419                     0
                                                                         -----------------     -----------------

                                                         TOTAL ASSETS    $       6,913,963     $          10,965
                                                                         =================     =================

LIABILITIES & EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                      $         121,643     $               0
   Accrued expenses                                                                125,487                     0
   Loans payable                                                                   129,804                     0
                                                                         -----------------     -----------------

                                            Total Current Liabilities              376,934                     0
Loans payable                                                                    7,266,000                     0
                                                                         -----------------     -----------------

                                                    Total Liabilities            7,642,934                     0

STOCKHOLDERS' EQUITY (DEFICIT)

   Common Stock $0.001 par value
   Authorized - 25,000,000 shares
   Issued and outstanding 14,600,000 shares                                         14,600                 3,850
   Additional paid-in capital                                                      421,403               282,150
   Deficit accumulated during the development stage                             (1,159,234)             (275,035)
   Foreign currency adjustment                                                      (5,740)                    0
                                                                         -----------------     -----------------

                                 Total Stockholders' Equity (Deficit)             (728,971)               10,965
                                                                         -----------------     -----------------

                                                TOTAL LIABILITIES AND
                                                 STOCKHOLDERS' EQUITY    $       6,913,963     $          10,965
                                                                         =================     =================

                   PERIPHERAL CONNECTIONS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                              For the                          For the
                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                        1998           1997             1998            1997
                                                   -------------  --------------    -------------  -------------
Sales                                              $      49,875  $            0    $      64,531  $           0
Cost of sales                                             60,026               0           80,101              0
                                                   -------------  --------------    -------------  -------------
                                     GROSS LOSS          (10,151)              0          (15,570)             0

Interest income                                               69               0              174              0

Expenses
   Administrative                                        421,511           2,788          504,700         10,553
   Depreciation                                          159,268               0          214,103              0
   Net Interest Expense                                        0           2,340                0          4,671
                                                   -------------  --------------    -------------  -------------
                                                         580,779           5,128          718,803         15,224
                                                   -------------  --------------    -------------  -------------

Net loss before other                                   (590,861)         (5,128)        (734,199)       (15,224)

Finder's fee related to subsidiary
   acquisition                                          (150,000)              0         (150,000)             0
                                                   -------------  --------------    -------------  -------------

Net Loss for Period                                     (740,861)       (5,128)          (884,199)       (15,224)

Deficit - beginning of Period                           (418,373)        (22,868)        (275,035)       (12,772)
                                                   -------------  --------------    -------------  -------------

Deficit - end of Period                               (1,159,234)        (27,996)      (1,159,234)       (27,996)

Net Loss per Share                                          (.05)           (.01)            (.10)          (.03)

Average shares outstanding used to
   calculate net loss per share                       14,600,000       1,000,000        9,225,000      1,000,000

                   PERIPHERAL CONNECTIONS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                          For the
                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                1998                  1997
                                                                         -----------------     -----------------
Cash flows from Operating Activities                                     $        (884,199)    $         (15,224)

Adjustments to reconcile net loss to cash used by operating activities:
     Foreign currency adjustment                                                    (5,740)                    0
     Depreciation                                                                  214,103                     0
     Stock issued for expenses                                                     150,000                     0

Changes in assets and liabilities:
     Accounts receivable                                                           (52,314)                    0
     Inventory                                                                      29,102                     0
     Prepaid expenses                                                              (34,629)                    0
     Accounts payable and accrued expenses                                         247,132                11,500
                                                                         -----------------     -----------------

Net cash used by operating activities                                             (336,545)               (3,724)

Investing Activities
   Loans to related party and accrued interest                                           0               (39,870)
   Purchase of fixed assets                                                       (375,922)                    0
                                                                         -----------------     -----------------

Net cash used by investing activities                                             (375,922)              (39,870)

Financing Activities
   Loan proceeds                                                                   675,804                     0
                                                                         -----------------     -----------------

Net cash provided by financing activities                                          675,804                     0
                                                                         -----------------     -----------------

Decrease in cash                                                                   (36,663)              (43,594)

Cash - beginning of period                                                          10,965               163,476
                                                                         -----------------     -----------------

Cash - end of period                                                     $         (25,698)    $         119,882
                                                                         =================     =================

SUPPLEMENTAL  INFORMATION
During the six months ended June 30, 1998, the Company issued 10,000,000 shares of Regulation S stock to acquire a subsidiary. The Company also issued 750,000 shares of Regulation S stock as a finder's fee valued at $150,000. The Company's subsidiary acquired assets of $6,720,000 during the period by incurring loans payable in the same amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The Company has no operational history and has yet to engage in business of any kind other than through its subsidiary. All risks inherent in a new and inexperienced enterprise are inherent in the Company's business. The Company is continuing the operations of a subsidiary which was acquired on April 9, 1998.

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

         The discussions below highlight certain of the more material changes in results of operations and changes in financial condition for the fiscal six month period ended June 30, 1998.

Results of Operations.

         During the first two quarters of fiscal 1998 the Company incurred expenses related to general expense as well as normal operating expenses. The Company had a loss from operations of $734,199 and a finder's fee in the amount of $150,000. The finder's fee was paid with Regulation S stock, which was later registered on Form S-8 which was filed on May 12, 1998.

Financial Condition.

         There were no significant changes to the net financial condition of the Company in the six month period ended June 30, 1998. Cash decreased by $25,698 mainly as a result of operating expenses. The Company continues to believe it has the support of its major stockholders and that financing is available to meet all requirements.

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



                                   PERIPHERAL CONNECTIONS, INC.


Dated: 7 August 1998
                                   Tomas George Wilmot, President