Form 10QSB
period 1998-09-30
PERIPHERAL CONNECTIONS INC
filed 1998-11-23
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,600,000 shares of $.001 par value class A common stock outstanding as of September 30, 1998.

Transitional Small Business Disclosure Format (check one):  Yes        No  X

                          PERIPHERAL CONNECTIONS, INC.
                          FORM 10-QSB FOR QUARTER ENDED

                               September 30, 1998
                                      INDEX

PART I - FINANCIAL INFORMATION                                         Page No.

         Item 1   Financial Statements

              Balance Sheets as of
              September 30, 1998 and December 31, 1997                    4

              Statements of Operations for the
              nine month periods ended
              September 30, 1998 and 1997                                 5

              Statements of Cash Flows for the
              nine month periods ended
              September 30, 1998 and 1997                                 6

         Item 2   Management's Discussion and Analysis
                           and Plan of Operations                         7

PART II - OTHER INFORMATION

         Item 1   Legal Proceedings                                       9
         ------

         Item 2   Changes in Securities                                   9
         ------

         Item 3   Defaults Upon Senior Securities                         9
         ------

         Item 4   Submission of Matters to a Vote of
                           Security Holders                               9

         Item 5   Other Information                                       9
         ------

         Item 6   Exhibits and Reports on Form 8-K                        9
         ------

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

         In the opinion of the management of Peripheral Connections, Inc. (the Company) the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998, the results of operations for the nine month periods ended September 30, 1998 and 1997, and the cash flows for the nine month periods ended September 30, 1998 and 1997.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

         The statement of operations includes the activities of NetKing Limited for all of 1998. NetKing Limited was acquired as a wholly-owned subsidiary on April 9, 1998. NetKing is continuing the operations of Skynet 2001 Limited, a subsidiary of NetKing which was acquired on February 27, 1998.

         The balance sheet includes the assets of Skynet Satellite Communication Corporation ("SSCC") which was acquired as a subsidiary on June 5, 1998. The transaction has been recorded as a purchase transaction. The Company also has another subsidiary, Peripheral Canada, Inc. which was formed to assist SSCC in its Canadian operations.

                  PERIPHERAL CONNECTIONS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                                            September 30,      Dec. 31,
                                                                                1998                  1997
                                                                             (Unaudited)            (Audited)
                                                                         -----------------     -----------------
ASSETS
CURRENT ASSETS
   Cash (overdraft)                                                      $         (99,932)    $          10,965
   Accounts receivable                                                              41,845                     0
   Inventory                                                                         1,710                     0
   Prepaid expenses                                                                 70,917                     0
                                                                         -----------------     -----------------

                                                 Total Current Assets               14,540                10,965

OTHER ASSETS
   Equipment                                                                        65,285                     0
   Licenses and brand names                                                      7,036,583                     0
                                                                         -----------------     -----------------
                                                                                 7,101,868                     0
                                                                         -----------------     -----------------

                                                         TOTAL ASSETS    $       7,116,408     $          10,965
                                                                         =================     =================

LIABILITIES & EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                      $         178,678     $               0
   Accrued expenses                                                                302,809                     0
   Loans payable                                                                   326,507                     0
                                                                         -----------------     -----------------
                                            Total Current Liabilities              807,994                     0

Loans payable*                                                                   7,305,805                     0
Payable for subsidiary**                                                           424,063                     0
                                                                         -----------------     -----------------
                                                                                 7,729,868                     0
                                                                         -----------------     -----------------
                                                    Total Liabilities            8,537,862                     0

STOCKHOLDERS' EQUITY (DEFICIT)

   Common Stock $0.001 par value
   Authorized - 25,000,000 shares
   Issued and outstanding 14,600,000 shares
    (3,850,000 in 1997)                                                             14,600                 3,850
   Additional paid-in capital                                                      423,594               282,150
   Deficit accumulated during the development stage                             (1,839,910)             (275,035)
   Foreign currency adjustment                                                     (19,738)                    0
                                                                         -----------------     -----------------

                                 Total Stockholders' Equity (Deficit)           (1,421,454)               10,965
                                                                         -----------------     -----------------

                                                TOTAL LIABILITIES AND
                                                 STOCKHOLDERS' EQUITY    $       7,116,408     $          10,965
                                                                         =================     =================

*Company is in  processing  of  issuing  5,000,000  shares  of stock  to  retire
 $6,680,000 of this.

**This liability will be satisfied by issuing 500,000 shares of Regulation S stock on December 31, 1999, 2000, and 2001. (1,500,000 shares total)

                  PERIPHERAL CONNECTIONS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                              For the                          For the
                                                        Three Months Ended                Nine Months Ended
                                                           September 30,                    September 30,
                                                        1998           1997             1998            1997
                                                   -------------  --------------    -------------  -------------
Sales                                              $      56,950  $            0    $     121,481  $           0
Cost of sales                                             27,035               0          107,136              0
                                                   -------------  --------------    -------------  -------------
                                   GROSS PROFIT           29,915               0           14,345              0

Interest income                                                0               0              174              0

Expenses
   Administrative                                        522,853          81,652        1,027,553         92,205
   Depreciation and amortization                         187,738               0          401,841              0
   Net Interest Expense                                        0          11,526                0         16,197
                                                   -------------  --------------    -------------  -------------
                                                         710,591          93,178        1,429,394        108,402
                                                   -------------  --------------    -------------  -------------

Net loss before other                                   (680,676)        (93,178)      (1,414,875)      (108,402)

Finder's fee related to subsidiary
   acquisition                                                 0               0         (150,000)             0
                                                   -------------  --------------    -------------  -------------

Net Loss for Period                                     (680,676)        (93,178)      (1,564,875)      (108,402)

Deficit - beginning of Period                         (1,159,234)        (27,996)        (275,035)       (12,772)
                                                   -------------  --------------    -------------  -------------

Deficit - end of Period                               (1,839,910)       (121,174)      (1,839,910)      (121,174)

Net Loss per Share                                          (.05)           (.09)            (.14)          (.11)

Average shares outstanding used to
   calculate net loss per share                       14,600,000       1,033,889       11,016,667      1,011,172

                  PERIPHERAL CONNECTIONS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                          For the
                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                1998                  1997
                                                                         -----------------     -----------------
Cash flows from Operating Activities                                     $      (1,564,875)    $        (108,402)

Adjustments to reconcile net loss to cash used by operating activities:
     Foreign currency adjustment                                                   (19,738)                    0
     Depreciation                                                                  401,841                     0
     Stock issued for expenses                                                     150,000               105,000

Changes in assets and liabilities:
     Accounts receivable                                                           (41,845)                    0
     Inventory                                                                      (1,710)                    0
     Prepaid expenses                                                              (70,917)                    0
     Accounts payable and accrued expenses                                         476,722                 1,519
                                                                         -----------------     -----------------

Net cash used by operating activities                                             (670,522)               (1,883)

Investing Activities
   Loans to related party and accrued interest                                           0              (143,332)
   Purchase of fixed assets                                                       (355,326)                    0
                                                                         -----------------     -----------------

Net cash used by investing activities                                             (355,326)             (143,332)

Financing Activities
   Stock and paid-in capital from subsidiary                                         2,194                     0
   Cash from subsidiary                                                                445                     0
   Loan proceeds                                                                 1,261,609                     0
   Loan repayments                                                                (349,297)                    0
                                                                         -----------------     -----------------

Net cash provided by financing activities                                          914,951                     0
                                                                         -----------------     -----------------

Decrease in cash                                                                  (110,897)             (145,215)

Cash - beginning of period                                                          10,965               163,476
                                                                         -----------------     -----------------

Cash - end of period                                                     $         (99,932)    $          18,261
                                                                         =================     =================

SUPPLEMENTAL INFORMATION
   During the nine months ended September 30, 1998, the Company issued 10,000,000 shares of Regulation S stock to acquire a subsidiary. The Company also issued 750,000 shares of Regulation S stock as a finder's fee valued at $150,000. The Company's subsidiary acquired assets of $6,720,000 during the period by incurring loans payable in the same amount.

   The Company purchased a subsidiary (SSCC) with net assets of $424,063 by incurring a liability in the same amount. The liability will be satisfied by issuing 500,000 shares of the Company's Regulation S stock on December 31, 1999, 2000, and 2001. (1,500,000 shares total)

   The Company will pay to the former owners of SSCC 10% of the consolidated gross sales made in Canada and Hong Kong and 1% of the gross U.S. sales related to SSCC's product from the closing date through December 31, 1999 with payments due within 30 days of December 31, 1999. For sales in the year 2000, the percent is 6 2/3% for sales in Canada and Hong Kong and .66% of sales in the U.S. For sales in the year 2001, the percent is 3 1/3% for sales in Canada and Hong Kong and .33% of sales in the U.S.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The Company has no operational history and has yet to engage in business of any kind other than through its subsidiaries. All risks inherent in a new and inexperienced enterprise are inherent in the Company's business. The Company is continuing the operations of a subsidiary which was acquired on April 9, 1998 and a subsidiary acquired in June 1998.

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

         During June, the Company purchased a subsidiary, SSCC. The transaction has been treated as a purchase. SSCC had a loss from operations for 1998 in the amount of $6,794 and a loss from inception of $37,587. All losses occured prior to the purchase. SSCC has licensing rights to security tracking boxes for motor vehicles in Canada and Hong Kong.

         AMP Inc., a New York Stock Exchange listed company, and the Company have signed a letter of intent (Aug. 12, 1998) to effect a strategic alliance between Skynet 2001 Ltd. (a subsidiary of the Company) and AMP involving the Skynet 2001 satellite navigation system used for in-car communications, information, vehicle anti-theft security, vehicle locating and recovery, and personal protection.

         Skynet's existing proprietary software couples GSM (cellular) GPS (Global Positioning System), SMS (short message service) and a remotely activated immobilising system. In combination these technologies uniquely `wrap' a vehicle in an invisible net of radio, electrical, electronic, mechanical, ultrasonic, telematics, and ever watching satellite protection that spans national boundaries and continents.

         AMP's vast research, development and manufacturing capability in the diversity of areas combined with its leadership position in the electrical/electronic interconnections markets puts the Alliance at the cutting edge of advanced technologies in this field.

         Skynet/AMP will add satellite and mobile technologies to a vehicle manufacturer fitted security system and then permanently watch over it 24 hours a day 365 days per year.

         New developments include: Hands-free vehicle driver interface, Internet access, Sophisticated mapping, Improved car security, and Medical alerts for accident victims.

         Several vehicle producers are exploring on-board electronic diagnostics that can be remotely interrogated by telematics. This would enhance their response to the new EU Environmental Directive demanding a standard engine management exhaust efficiency diagnosis point in all new cars sold in Europe from January 2000.

         AMP advanced technology is being considered because in addition to providing satellite tracking with remote activation of a vehicle's security, it will -

o Permanently monitor all, or any, of a vehicle's electronic and electrical systems including potential causes of excess emissions and even mechanical component failure. If a fault occurs the 'green box' can report it automatically to a central computer.

     The computer will download on request to manufacturers or their dealers so that quickly car owners can be identified and told: 'Your vehicle requires essential attention. Do not ignore a warning dashboard light.'

         The AMP system, designed to last the life of the vehicle will: -

o Enable a manufacturer to remotely interrogate any number of its cars and receive a computer printout identifying individual vehicles and their faults.

o Enable interrogation of future developments entering vehicle design and enhance generic systems with a potential to rectify problems as they occur.

o        Enable  some  electronic   faults  to  be  corrected   remotely,   like
         re-programming an engine management system while the car driver sleeps.

         Skynet 2001's Sk>AMP technology is the 'key' because its telematics link logically to AMP's advanced new trend setting year 2000 vehicle electrical and electronic systems.

         Under the Alliance Slough based AMP Services Ltd Europe, Middle East, Africa will produce Sk>AMP technology to meet vehicle makers' original equipment requirements and to supply existing vehicles through Skynet 2001.

         Skynet 2001 is to market Sk>AMP worldwide starting in Britain immediately. And the Alliance is to develop its unique system to protection in other areas, including hospital, farming, and industrial equipment, sheep and cattle round-ups, skiing, climbing, 'tagging' prisoners / enforcing curfew orders, and child safety-security.

         The discussions below highlight certain of the more material changes in results of operations and changes in financial condition for the fiscal nine month period ended September 30, 1998.

Results of Operations.

         During the first three quarters of fiscal 1998 the Company incurred expenses related to general expense as well as normal operating expenses. The Company had a loss from operations of $1,414,875. A finder's fee in the amount of $150,000 in connection with the acquisition of Netking Limited was paid with Regulation S stock, which was later registered on Form S-8 which was filed on May 12, 1998.

Financial Condition.

         There were no significant changes to the net financial condition of the Company in the nine month period ended September 30, 1998. Cash decreased by $110,897 mainly as a result of operating expenses. The Company continues to believe it has the support of its major stockholders and that financing is available to meet all requirements.

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

Item 3.           Defaults Upon Senior
                  Securities:                        None

Item 4.           Submission of Matters to
                  a Vote of Security Holders:        None

Item 5.           Other Information:                 None

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits:            None
                  (b)  Reports on Form 8-K
                           None


                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PERIPHERAL CONNECTIONS, INC.


Dated: November 20, 1998
                                    -------------------------------
                                    Tomas George Wilmot, President