Form 10KSB
period 1998-12-31
SKYNET TELEMATICS INC
filed 1999-04-21
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                     Annual Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year                          Commission File No.  33-55254-39
ended December 31, 1998

                             SKYNET TELEMATICS INC.
                 (Name of Small Business Issuer in Its Charter)

            Nevada                                 87-0485315
   (State or Other Jurisdiction                (I.R.S. Employer
    of Incorporation or Organization)        Identification No.)

Link House, 259 City Road, London, England                   EC1V 1JE
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code:   44 (171) 490-7900

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

         State issuer's revenues for its most recent fiscal year:  $154,651

     Aggregate market value of voting stock held by non-affiliates of registrant (based on the last sale price on April 14, 1999) : $25,558,062

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 22,060,500 shares of $.001 par value Class A common stock outstanding as of April 10, 1999.

Transitional Small Business Disclosure Format:  Yes      No   X

The symbol (#) indicates British Pound Sterling.

                                     PART I

Item 1.           Business

         Skynet Telematics Inc., formerly known as Peripheral Connections, Inc. (the "Company") was incorporated under the laws of Nevada on March 14, 1990. The Company beneficially owns all of the stock of Netking Limited, an English private company ("Netking") and all of the stock of Peripheral Canada, Inc., a Delaware corporation ("PCI"). Prior to the acquisition of Netking the Company had no significant operations or assets. The Company has no significant operations nor does it hold any significant assets other than the stock of Netking and PCI. Netking has no significant operations other than beneficial ownership of all of the stock of Skynet 2001 Limited, an English private company ("Skynet").

         Skynet  is  in  the  business  of  the  development,   marketing,   and
distribution of integrated modular automotive telematic systems and the providing of monitoring services to users of those products. Automotive telematic systems combine the technologies for mobile phones (GSM) and global positioning satellite systems (GPS) to enable customers to identify the exact location and status information about vehicles, to receive certain theft protection measures through the monitoring station, and to receive a variety of information through communication with the monitoring station. These devices can be used by businesses to locate and manage fleets of vehicles of various kinds and by individuals for their automobiles for security purposes, emergencies and access to other information available through the monitoring station. For a further description of Skynet's business and other information regarding Skynet, see "Skynet 2001 Limited" below.

Recent Developments

Acquisition

         On March 19, 1998, the Company entered into a Stock Purchase and Sale Agreement whereby the Company agreed to issue 10,000,000 shares of the Company in consideration for all of the stock of Netking from Tomas George Wilmot
("Seller"), who beneficially owned all of the stock of Netking. The consideration was determined by arm's length negotiations between the Company and Seller. On April 9, 1998, the Company beneficially acquired all of the stock of Netking from Seller.

         Netking is the beneficial owner of Skynet 2001 Limited, an English private limited company, formerly known as Keymore Limited ("Skynet"). Skynet owns intellectual property comprised of all and any patents, trade marks, copyright, know-how, computer know-how and technical documentation pertaining to all aspects of a product known as the Skynet 2001 in-vehicle system, as described below under "Products and Services," including all enhancements (the "IPR"). The intellectual property owned by Keymore was originally conceived by Mr. Mogens Birkelund, the sole beneficial owner of Comware APS, a Danish corporation. Mr. Birkelund and Comware APS jointly assigned certain intellectual property to Skynet Services Limited ("SSL") on May 13, 1996. The IPR was purchased by Skynet, which was formed on January 21, 1998, in a liquidation proceeding concluded February 2, 1998 from SSL. The stock of Skynet was subsequently purchased by Netking, which was formed on February 5, 1998. Netking purchased the stock of Skynet for a #4,000,000 unsecured promissory note. The prior owner of Skynet was not affiliated with Seller or the Company.

         There are two shares of Netking outstanding. Because English law requires two shareholders, the Company holds title to one share of stock of Netking and the Company and Tomas G. Wilmot, as nominee for the Company, jointly hold title to the other share. There are also two shares of Skynet outstanding. Netking holds title to one share of stock of Skynet and NetKing and SNH Cooper, as nominee for Netking, jointly hold title to the other share.

         The number of shares held by all of the Company's shareholders prior to the transaction was less than 33% of the total shares outstanding upon completion of the transaction. Consequently, substantial dilution of percentage equity ownership of the then present shareholders resulted from the acquisition of Netking.

         The 10,000,000 shares issued in the transaction were issued pursuant to Regulation S under the Securities Act of 1933 ("1933 Act"), and were not available for resale in the United States for a period of one year. In addition, these securities are "restricted" securities under the 1933 Act and may only be resold after the one year period, if registered under the 1933 Act, or in accordance with Rule 144 promulgated under the 1933 Act, or another exemption from registration thereunder.

          Netking desired to establish a public trading market for its securities and therefore consolidated its operations with the Company in order to avoid possible adverse consequences of undertaking its own public offering. (Such consequences might include expense, time delays or loss of voting control.) As part of the transaction, the Company was required to issue a significant number of additional shares, and control of the Company was transferred to Mr. Wilmot.

         Skynet Satellite Communications Corporation Acquisition

         The Company on May 29, 1998, formed PCI for the purpose of acquiring all of the stock of Skynet Satellite Communications Corporation, an Alberta registered company ("SSCC"). PCI acquired the stock of SSCC on June 5, 1998. SSCC has the exclusive license to manufacture and sell the Skynet 2001 system, a product of Skynet, in Canada and Hong Kong. The Company has agreed to pay the following to the prior owners of SSCC in consideration for the SSCC stock: (i) 1,500,000 shares of the Company, which shares will be issued pursuant to Regulation S, and which shares will be issued in equal installments of 500,000 on December 31, 1999, 2000, and 2001, (ii) ten percent (10%) of the consolidated gross sales made in Canada and Hong Kong and one percent (1%) of the gross United States' sales from the Skynet 2001 product from June 5, 1998 through December 31, 1999, (iii) six and two-thirds percent (6 2/3%) of the consolidated gross sales made in Canada and Hong Kong and two-thirds of one percent (.66%) of the gross United States' sales from the Skynet 2001 product in the year 2000, and (iv) three and one-thirds percent (3 1/3%) of the consolidated gross sales made in Canada and Hong Kong and one-third of one percent (.33%) of the gross United States' sales from the Skynet 2001 product in the year 2001.

         ComROAD Distribution Agreement

         On March 24, 1999, Skynet entered into a Strategic Alliance, Distribution, License and Cooperation Agreement with ComROAD AG ("ComROAD"), which gives Skynet the exclusive rights, subject to meeting certain sales goals, to distribute certain products in the United Kingdom, Ireland, California, Oregon, Washington, and British Columbia. The range of products to be produced through this agreement are specifically designed for vehicle fleet management. Skynet will reconfigure the ComROAD products to include car security and vehicle information management, and sell them under the Sk>AMP trademark. The agreement also provides for the exclusive licensing of the know-how that will permit Skynet to facilitate the manufacture of the Sk>AMP products to Original Equipment Manufacturers ("OEM") in the United Kingdom, allowing vehicles to be outfitted with the Sk>AMP products as a factory fitted standard.

         The agreement has a ten year term, however, ComROAD may terminate the exclusivity of the distributorship grant and/or the license grant or terminate the distributorship grant in its entirety if Skynet does not meet certain sales goals.

Skynet 2001 Limited

         Netking, the parent company of Skynet, has no significant operations nor does it hold any significant assets other than Skynet stock. Skynet is currently marketing and selling integrated modular advanced automotive telematic systems ("AAT") for the automotive business in the United Kingdom and Europe under the brand names Sk>AMP and Skynet 2001. The products sold are essentially a box containing a GPS engine, a GSM chipset or module, micro processor and software. These items are assembled in the box and mounted on printed circuit boards.

         Through a service station in London, England, Skynet also provides monitoring and information services. The products sold by Skynet may only be monitored by a Skynet monitoring service center or a service provider who has entered into a monitoring agreement with Skynet. Skynet charges a fee for the product and also charges additional monthly or annual monitoring fees, which fee will vary depending upon the services the customer selects.

         In 1999, Skynet will be focusing on the marketing and distribution of the Sk>AMP line of products and does not anticipate sales of the Skynet 2001 to exceed 500 units in the current year. In particular, Skynet will be pursuing OEM manufacturing and marketing of the Sk>AMP products, which will allow the products to be fitted as standard equipment on cars and trucks. The Skynet 2001 product is not currently being manufactured; any sales of units have been and the Company expects will continue to be sold out of inventory. Skynet sold 123 Skynet 2001 units in 1998 and approximately 20 units in 1999 as of March 31, 1999. Skynet is currently monitoring approximately 300 Skynet 2001 systems.

         Products and Services

                  Sk>AMP

         The ComROAD products have a global transport telematic system ("GTTS") that combines the known technologies of GPS and GSM with an internet protocol. These products are aimed at the fleet management market. The GTTS system consists of in-vehicle computers (CAR-PCs) based on an open telematic platform compatible with the operating systems of EUROS, Windows 98/Windows CE (auto PC), Linux and QNX. Skynet reconfigures the ComROAD products to include car security and vehicle information management and sells the resulting products under the Sk>AMP names.

         Skynet currently has two lines of Sk>AMP products available to customers: Sk>AMP Gateway and Sk>AMP Pro-Active Tracking. A third line, Sk>AMP EVA is anticipated to be ready for sale by the second or third quarter of 1999. The Sk>AMP products offer a range of user choice options. The basic module can be built at any level and later adapted to add additional features. All Sk>AMP products use the common open technology platform. Skynet as of March 31, 1999 has fitted and is monitoring 20 Sk>AMP Gateway units. Skynet as of April 12, 1999 had orders for 87,000 Sk>AMP Gateway units.

                           Sk>AMP Gateway

         Sk>AMP Gateway is designed as a fleet management tracking device. In its original factory setting the Sk>AMP Gateway allows the vehicles owner to track the vehicles by requesting a position on any or all of the fleet vehicles. Additional optional features include (i) geofencing, by which an imaginary perimeter is established and if passed by a vehicle will provide a vehicle position and status report ("VPSR"), (ii) random or timed VPSR, (iii) sensor in-puts that will activate the system to alert the monitoring station if the vehicle is moved or entered into, and (iv) hands-free phone system.

                           Sk>AMP Pro-Active Tracking

         Sk>AMP Pro-Active Tracking is a fleet management pro-active tracking safety and security device with telecommunication capability. In addition to the Sk>AMP Gateway functions, Sk>AMP Pro-Active Tracking will report an alarm status to the appropriate monitoring station which will be able to remotely immobilize the vehicle and activate any of the connected vehicle outputs, such as the hazard lights and horn. Sk>AMP Pro-Active Tracking has the same options offered as the Sk>AMP Gateway product.

                           Sk>AMP Executive Vehicle Assistant (EVA)

         Sk>AMP EVA will integrate Palm Digital Assistant ("PDA") technology using Windows CE with the Sk>AMP system. By inserting a PDA into the in-vehicle docking interface, the vehicle driver will be able to realize capabilities such as pro-active tracking, two-way telecommunications, two-way email with audio feedback, two-way fax, electronic diary, dictaphone, calculator, personal organizer, bar code reader and printing facility, and route planning.

                  Skynet 2001

         Skynet 2001 is a sophisticated vehicle security system and integrated telecommunications product that is marketed and sold to vehicle-owners. The Skynet 2001 system operates using GSM (a global system for mobile communications, international standard for digital cellular telephone transmissions) or PCN digital cellular telephone networks. The Skynet 2001 is available in the United Kingdom using the Vodafone GSM digital cellular network. Separate monthly or annual monitoring fees are charged to each customer of a Skynet 2001 for the monitoring service Skynet provides. Skynet is currently upgrading the product specification and description in order to target the top end of the automotive market.

         The Skynet 2001 system uses advanced communications and security technology coupled with proprietary software that seamlessly integrates into a single product that provides protection, security, and information services using mobile cellular telecommunications via the Skynet 2001 system. The Skynet 2001 system incorporates a GSM (a global system for mobile communications, international standard for digital cellular telephone transmissions) cellular car telephone, which provides normal cellular telephone capability, together with a Security Monitoring System service ("SMS"), and a remote product status monitoring facility, with a global positioning system.

         By interfacing its Vecta system, which is a vehicle security system with crash and unauthorized entry sensors linked to the vehicle's anti-theft control system, the Skynet 2001 system is able to provide an in-vehicle remote monitoring/anti-theft tracking control system. The Skynet 2001 system is further capable of providing an integrated voice and SMS link between a customer's vehicle and 24 hour a day monitoring for vehicle security, personal distress alarm, and impact sensor and information services.

         The Skynet 2001 system's unit, concealed in the customer's vehicle, is capable of communicating automatically with the central security-monitoring bureau independent of the car handset.

         The IPR owned by Skynet pertains to and includes a product containing four components: (i) a GSM cellular car telephone and remote monitoring/anti-theft control system; (ii) a global positioning system allowing vehicle location within 30 feet using satellites; (iii) the gateway from the remote unit to the monitoring service center; and (iv) the interface to the monitoring service center. The system provides 24 hour monitoring of vehicle security, personal distress alarm, and impact alarm sensor and information service, as well as normal cellular telephone capability.

         The IPR also includes the copyright to the software which is the gateway from the GSM system employed to the mapping and tracking systems, and remote control software enabling the central security-monitoring center to have complete and full two-way communications with the telephone module. The IPR also includes know-how relating to technical experience, skills, secret processes and technical information regarding the module and software and their production, as well as enhancements appertaining to the IPR.

                  Monitoring Service Center

         A monitoring service center acts as a central information and service bureau to handle the customers' needs such as vehicle and fleet monitoring, emergency service liaison, satellite mapping and navigation, traffic condition information, tracking, remote immobilization, and emergency assistance. There is currently one service center located in London, England. Skynet anticipates opening additional service centers as it grows, either directly or in cooperation with local monitoring stations or through international monitoring roaming agreements. Skynet's management estimates that the existing service center staff could currently handle at least 2,000 units and that in the current facility Skynet has the ability to monitor up to 500,000 units without moving facilities. The monitoring service center is open and available 24 hours a day, 365 days a year. Following are further examples of the services that the monitoring service center may provide, depending upon the model of the Skynet product the vehicle owner has.

         In the event of an attempted theft that is sufficient to trigger the alarm sensor, information concerning the location of the vehicle and its owner is automatically transmitted to the service center while within the GSM cellular coverage. A trained operator using a computer based vehicle mapping system with a database of relevant information may, if necessary, pass details on to the police, or the appropriate emergency service for action. If the driver of the vehicle is in distress (illness, breakdown, or fear of attack) he or she can communicate by the cellular telephone at the service center where an operator can take the appropriate action while still maintaining voice contact with the driver or passengers. The service center operators also have the capability to immobilize the vehicle and cut the power to the vehicle in the event of unauthorized entry.

         The operators also have the ability to control certain functions of a vehicle, such as turning on headlights, opening a sun roof, sound its horn and turn on the air systems. The monitoring center also offers traffic information and routing services. Also available is a full concierge service that will book restaurants, hotels, order flowers and other gifts.

         The management believes that no other competitor offers the full array of services that the Skynet monitoring service center can provide.

                  Netrak

         Skynet has developed an internet based real-time tracking and vehicle monitoring system called Netrak. Management believes that the Netrak system will be fully operational during the second quarter of 1999. Management anticipates that the Netrak system will provide an on-line capability to fleet owners who, by keying in via a secure system, will be able to determine the status and location of every one of their on-road vehicles. Skynet spent approximately $60,000 to develop this internet site.

         Licenses

         Licenses for the Skynet 2001 system were sold by SSL pursuant to three license agreements for the territories of Ireland, Canada and Hong Kong. Skynet has succeeded SSL as licensor in those agreements. The license fees received (the first year fees) or to be received (the subsequent year fees) from these transactions are: a) Ireland - #150,000 for the first year with a minimum of #150,000 annually thereafter; b) Canada - #25,000 plus possible royalties for the first year with a minimum of #125,000 annually thereafter; and c) Hong Kong -#25,000 plus possible royalties for the first year with a minimum of #125,000 annually thereafter. The license agreements for Canada and Hong Kong are held by SSCC, a wholly-owned subsidiary of the Company. The licensees are in default under such licenses and Skynet did not receive any such license fees in 1998.

         Customers

         During 1998, there were no customers that comprised more than 10% of Skynet's net sales. Because Skynet commenced operations in 1998, Skynet is unable to predict the level of purchases by its largest customers, or any other customer, in the future. The current customer base consists of fleet owners and individuals, with approximately 70% of sales attributed to the fleet owners. Skynet will continue to target owners of fleets of vehicles and individual vehicle owners.

         Suppliers

         Management estimates that it currently has enough Skynet 2001 systems to meet demand for the next six to nine months. If demand increases, management believes that additional product can by obtained. The Skynet 2001 product currently requires a Dancall telephone to enable it to function correctly and the Dancall telephone is no longer available. However, management believes that with minor alterations to the software of the Skynet 2001 system, it will be able to use alternative telephones. Supplies of the Skynet 2001 system, however, could be interrupted through lack of availability of the Dancall telephone.

         The GPS engine, GSM chipset or module and micro processor components of the base unit product for the Sk>AMP line of products will be purchased through ComROAD pursuant to the agreement between Skynet and ComROAD. However, management is also pursuing manufacture of the Sk>AMP products through other manufacturers that will be able to manufacture and design the products to OEM standard. With respect to other principal suppliers of components of the Skynet products, there are several available suppliers and management believes that such goods could be obtained from other suppliers on acceptable terms.

         As of April 12, 1999, there were approximately 87,000 orders for the Sk>AMP Gateway product. There is a current delay in the production of the base units from ComROAD. Management is currently receiving the ComROAD product at a rate of 100 units per week, but expects to receive such product at a rate in excess of 1,000 units per week by July of 1999. ComROAD is in the process of moving its manufacturing facilities from Germany to China, which is expected to decrease the cost of the units.

Research and Development

         During 1998, Skynet estimates that $122,129 has been expended on research and development programs. Such costs are generally included as factors in determining Skynet's pricing procedures.

         Competition and Marketing

         There are multiple competitors in the telematics industry, such as Trakbak, Tracker (Lo- Jack), OnStar, and Minor Planet. Trakbak, Tracker (Lo-Jack), OnStar, and Minor Planet have financial resources far greater than Skynet's, and such companies can undertake much more extensive marketing and advertising programs than Skynet. Certain other competitors also have greater financial resources than Skynet.

         Skynet competes by stressing the complete range of services that Skynet can provide. While competitors can offer some of the options available to customers, Skynet believes it is the only one to offer all of the services it can provide through one product.

         With respect to Skynet 2001, the management of Skynet believes that there is no competitor in the United Kingdom that sells an integrated product incorporating voice link and SMS facilities using GSM and PCN networks. There are, however, other vehicle security systems on the market, and a number of major vehicle manufacturers are or are planning to offer automobiles with some form of vehicle tracking and assistance service. Management believes, however, that the Skynet 2001 system with its integrated features and the services offered through its monitoring center, currently differentiates its product from those of its United Kingdom competitors.

         Skynet's marketing efforts are directed by its sales managers. Each sales manager is focused on a specific target market or markets. In addition to its internal sales force, Skynet markets its products through its 73 authorized dealers. Skynet utilizes direct solicitation through its sales force and its dealer network and provides its dealers with various marketing materials. Skynet is also utilizing selected advertising in trade journals and participates in selected trade shows. Skynet also maintains an internet web site.

         In addition to soliciting fleet owners and individuals, Skynet is currently actively pursuing arrangements with car manufacturers to have Skynet products fitted as standard at the factory.

         Backlog

         As of March 31, 1999 Skynet's backlog of orders was approximately $64,000,000.

         Key Employee

     Skynet's operations to date have been largely dependent on the efforts of its President, Tomas G. Wilmot. The loss to Skynet of Mr. Wilmot would have a material adverse effect upon the operations of Skynet.

         Product Liability Insurance

         The  Company  anticipates   purchasing  product  liability   insurance,
however, there is no assurance that the Company will obtain such insurance.

Employees

         As of April 12, 1999, the Company did not have any employees. Its subsidiaries had 26 full-time employees as of April 12, 1999. Skynet considers its relationships with its employees to be satisfactory.

Government Regulations

         The Company and its subsidiaries have not been materially impacted by existing government regulation, nor is the Company aware of any probable government regulation that would materially affect its operations. There have been no costs to the Company or its subsidiaries in complying with environmental laws.

Readiness for Year 2000

         The Company is in the process of analyzing its Year 2000 risk. The monitoring equipment for the Skynet 2001 system will be upgraded to meet Year 2000 compliance at a cost estimated at $20,000. ComROAD has confirmed that its products provided to Skynet will be Year 2000 compliant and the Company believes that the monitoring equipment to be purchased from ComROAD to monitor the Sk>AMP products will be Year 2000 compliant. The Company is expected to complete its evaluation of its and its subsidiaries systems prior to the end of the second quarter of 1999, however, the Company does not expect any Year 2000 problems to have a material impact on the Company's business.

Other Developments

         On December 23, 1998, the Company issued 5,000,000 shares of its stock in exchange for the cancellation of a #4,000,000 unsecured promissory note of Netking payable to Leandra De Oliveria Sousa. Such shares were approximately 22.7% of all of the outstanding shares of the Company at such time. The shares were issued pursuant to Regulation S under the 1933 Act and are not available for resale in the United States for a period of one year. Such shares are also considered to be "restricted" securities as defined in Rule 144.

         The  Company  raised  capital  through  three  separate   Regulation  S
offerings in 1998. An aggregate of 1,434,550 shares of the Company were issued for a net amount of $759,638.

Item 2.  Properties

         The Company owns no properties. Skynet leases approximately 7,500 square feet in London, England, which serves as an office and monitoring service center. Skynet has come to terms of agreement with the landlord to lease the space at an annual rate of #60,000. The proposed lease would expire March 24, 2000. It is anticipated that a formal lease will be entered into soon. The landlord was previously paid 300,000 shares of Company stock for full payment of rent prior to March 24, 1999. The current premises are sufficient for the operations of the Company and its subsidiaries.

Item 3.  Legal Proceedings

         On August 6, 1996, SSL obtained an interlocutory injunction against Mr. Anthony Mayes, who claimed that he and/or Worldstream Enterprises Limited and/or third parties had ownership rights in the SSL intellectual property. An application was made seeking a permanent injunction and damages for injurious falsehood and/or defamation to which Mr. Mayes has not responded.

         On August 9, 1996 SSL entered into an agreement with Mr. Troy Kelly who claimed that he and/or Worldstream Limited were owners of the SSL intellectual property. The parties entered into a settlement agreement dated August 9, 1996 under which Mr. Kelly and the Kelly companies assigned to SSL all their rights (if any) in the intellectual property at question, and certifying that they had not granted any rights in the intellectual property to anyone else, indemnifying SSL in that regard.

         On November 29, 1996, SSL received a letter from a solicitor acting for Laura Mayes wherein she claimed ownership rights in the SSL intellectual property for herself and/or Worldstream Enterprises Limited. SSL sought clarification as to the alleged claim which has never been answered and no further proceedings have issued.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1998.

                                     PART II

Item 5.  Market  of the  Registrant's  Common  Equity  and  Related  Stockholder
         Matters.

         (a) As of the third  quarter of 1997,  the  Company's  common stock has been traded in the over-the-counter market and is quoted in the NASDAQ electronic bulletin board ("OTCBB"). Prior to February 5, 1999 it traded under the symbol PEPC, and as of February 5, 1999 has been trading under the symbol SKYI. Prior to the third quarter of 1997, there were no market quotes for the Company's common stock. The following table sets forth the range of bid prices for the common stock of the Company as reported in the NASDAQ OTCBB during the periods indicated, and represents prices between broker-dealers, which do not include retail mark-ups and mark-downs, or any commissions to the broker-dealers. The bid prices do not reflect prices in actual transactions.

                           Company Common Stock - Bids
                  High              Low                                         High             Low
                  ----              ---                                         ----             ---
1997                                                          998
----                                                          ---
3rd Quarter       $.10              $.10                      1st Quarter       $2.5625          $ .5625
4th Quarter       $1.00             $.10                      2nd Quarter       $3.125           $2.00
                                                              3rd Quarter       $3.4375          $2.25
                                                              4th Quarter       $3.9688          $2.50
1999
1st Quarter       $3.50             $2.00

         (b) As of April 13, 1999, there were approximately 416 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

Item 6.           Management Discussion and Analysis or Plan of Operation.

         Forward Looking Statements.

         Certain statements contained in this Management's Discussion and Analysis or Plan of Operation including, without limitation, statements containing the words, "believes," "anticipates," "intends," "expects," and words with similar meanings, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Many factors affecting the business of the registrant could cause actual results to differ materially from those projected or implied in the forward-looking statements. Such risk factors include, but are not limited to, changes in the overall economies of the countries in which the registrant does business and anticipates doing business, the nature and pace of technological change, the number, size and financial strength of competitors in the registrant's markets, the increasing competitiveness of the business of the registrant, changes in law and regulatory policies in the countries in which the registrant does business and proposes to do business, and the quality of the products of other companies that are distributed by the registrant and the general economic condition of any companies with whom the registrant has formed or intends to form a strategic alliance.

         Overview
                  The business of the Company and its subsidiaries is the development, marketing, and distribution of integrated modular automotive telematic systems and the provisions of monitoring services to users of those products. Through its subsidiary Skynet, the Company distributes its own proprietary products and products developed and manufactured by third parties, generally ComROAD AG ("ComROAD")in a number of countries in Europe and in portions of the United States and Canada. Skynet entered into a written distribution agreement with ComROAD in March 1999. Automotive telematic systems combine the technology for mobile phones (GSM) and global positioning satellite systems (GPS) to enable customers to identify the exact location and status information about automotive vehicles and to receive a variety of information through communication with the monitoring station. These devices can be used by businesses to manage fleets of vehicles of various kinds and by individuals for their automobiles for security purposes, emergencies and access to information available from the monitoring station. Within the next six months, Skynet intends to be distributing an automotive telematic PDA product which is currently being developed by ComROAD. These devices will be in-car vehicle computers operating with Windows CE that provide the user with an array of usage options as are found on a personal digital assistant (PDA), including internet connections and e-mail capabilities.

         Results of Operations

         The year ended December 31, 1998 was the first year the Company generated revenues from operations. The consolidated statement of operations for the year ended December 31, 1998 reflects the operations of the Company and its subsidiaries. For that period the Company's consolidated total sales were $154,651, consisting of $98,339 for vehicle units, $27,299 in monitoring fees and $29,013 from airtime connection bonuses. All of these sales were generated by Skynet solely from sales of the Skynet 2001 unit and related services. With the addition of the new Sk>AMP product range (ComROAD products), sales of units are expected to rise dramatically during 1999. Skynet has orders for 87,000 Sk>AMP units that it anticipates will be provided to customers over the next 18 months. Revenue from monitoring fees and airtime connections will also increase along with new revenue streams from other related services such as sale of airtime usage and information services.

         The Company's consolidated total cost of sales for the year ended December 31, 1998 were $470,235. The largest component of the total cost of sales was wages, including social security payments, for monitoring personnel, representing 54% of the total, all of which represent wages for Skynet personnel. Skynet believes that it had to create a full scale operational monitoring facility in order to expand that portion of its business and during the 1998 calendar year created a monitoring facility capable of handling a six fold increase in its current monitoring business.

Skynet anticipates that revenue from monitoring services will provide a substantial portion of the Company's future consolidated revenues.

         The Company's consolidated overhead expenses, including selling and administrative expenses for the year ended December 31, 1998 were $2,061,406. The largest single component of such overhead expenses was depreciation of Skynet's intellectual property rights in the amount of $621,882, a non-cash item that represents 30% of total overhead. The second largest component of such overhead expenses was wages and salaries, including social security payments, equal to $446,080, which represent 22% of total overhead, which represents primarily wages and salaries of Skynet personnel. During the year ended December 31, 1998 the Company and its subsidiaries created a management team and other personnel that they believe is necessary for their expected growth that is reflected in this expense item. Other significant components of the Company and its subsidiaries' overhead expenses were marketing costs, research and development, professional fees, and facility costs such as rent and utilities.

         The Company's consolidated net loss for the year ended December 31, 1998 was ($2,627,530) and after foreign currency translation gains of $90,864 the total comprehensive loss for the year was ($2,536,666).

         Financial Condition, Liquidity and Capital Resources

         During the year ended December 31, 1998, the Company raised additional capital of $759,638 from private sales of shares of its common stock. Such capital raising activities provided a primary source of the Company's funding for the operations of the Company, its subsidiaries and for the creation of their infrastructure. The Company does not have any significant capital commitments; however, it is committed to maintain the infrastructure it has developed, the expenses of which consist primarily of wages and salaries of Skynet personnel.

         The Company also borrowed $497,825 from a shareholder of the Company, at 12% interest per annum repayable on demand and no later than 4th September 1999, $58,500 from another shareholder of the Company, at 12% interest per annum repayable on demand and no later than 1st March 2000, $125,000 from the same shareholders at 12% interest per annum repayable on demand, and $63,973 from the directors of Skynet 2001 Limited interest free and repayable on demand.

         The Company believes it has built an infrastructure sufficient to support a substantial increase in the size of the operations of the Company and its subsidiaries over the next few years and intends to focus its efforts on revenue growth. Skynet intends to substantially increase its marketing and distribution efforts over the next year, and will focus its marketing efforts primarily on the distribution of the ComROAD Sk>AMP range of products. Such activities will require additional funds either in the form of additional capital or financing to permit Skynet to purchase the products from ComROAD that it in turn sells to others. Skynet also plans to arrange for AMP Inc to manufacture the Sk>AMP products to OEM standard, which, if this arrangement can be accomplished, would significantly reduce the product cost. There can be no assurance that the Company and its subsidiaries will be able to obtain the capital or financing they need to implement their growth strategy.

         At the present time, the Company's consolidated revenues cannot support the expenses of the operations of the Company and its subsidiaries. The Company intends to raise additional capital to fund such operations until its consolidated revenues are sufficient to support all of the costs and expenses of its operations. The Company will remain dependant upon infusions of capital from investors and/or loans from its shareholders until such time. There can be no assurance that the Company can continue to raise capital from the sale of its securities.

Item 7.           Financial Statements.

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
     CERTIFIED PUBLIC ACCOUNTANTS             E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Skynet Telematics Inc.
(formerly Peripheral Connections, Inc.)
 (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Skynet Telematics Inc. (formerly Peripheral Connections, Inc.) (a development stage company) and subsidiaries as of December 31, 1998 and 1997, and the related statements of income and comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 1998, 1997, and 1996, and for the period of March 14, 1990 (date of inception) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skynet Telematics Inc. (formerly Peripheral Connections, Inc.) (a development stage company) and subsidiaries as of December 31, 1998 and 1997, and the results of their operations, changes in stockholders' equity, and their cash flows for the years ended December 31, 1998, 1997, and 1996, and for the period of March 14, 1990 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has a working capital deficiency of $1,301,306 at December 31, 1998 and an accumulated deficit of $2,902,565. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustment that may result from the outcome of this uncertainty.

                                                            Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
March 26, 1999

                     SKYNET TELEMATICS INC. AND SUBSIDIARIES
                     (FORMERLY PERIPHERAL CONNECTIONS, INC.)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS



                                                                                                        December 31,
                                                                                                 1998                  1997
                                                                                          ------------------    ------------------
         ASSETS
CURRENT ASSETS
     Cash in bank                                                                         $               20    $           10,965
     Accounts receivable                                                                              23,473                     0
     Inventory                                                                                           830                     0
     Prepaid expenses                                                                                 37,453                     0
                                                                                          ------------------    ------------------

                                                                    TOTAL CURRENT ASSETS              61,776                10,965

OTHER ASSETS
     Furniture and equipment (Note 9)                                                                 75,984                     0
     Software and intellectual property rights (Note 9)                                            6,810,446                     0
                                                                                          ------------------    ------------------
                                                                                                   6,886,430                     0
                                                                                          ------------------    ------------------

                                                                                          $        6,948,206    $           10,965
                                                                                          ==================    ==================

         LIABILITIES & EQUITY
CURRENT LIABILITIES
     Bank overdraft                                                                       $           41,742    $                0
     Accounts payable                                                                                249,765                     0
     Accrued expenses                                                                                161,423                     0
     Current portion of loans (Note 10)                                                              886,652                     0
     Interest payable                                                                                 23,500                     0
                                                                                          ------------------    ------------------

                                                               TOTAL CURRENT LIABILITIES           1,363,082                     0

Long-term portion of loans (Note 10)                                                                 282,709                     0
                                                                                          ------------------    ------------------

                                                                       TOTAL LIABILITIES           1,645,791                     0

STOCKHOLDERS' EQUITY (DEFICIT)
     Common Stock $.001 par value:
      Authorized - 25,000,000 shares
      Issued and outstanding 21,944,416 shares (3,850,000 in 1997)                                    21,944                 3,850
     Additional paid-in capital                                                                    8,092,172               282,150
     Deficit accumulated during the development stage                                             (2,902,565)             (275,035)
     Accumulated other comprehensive income                                                           90,864                     0
                                                                                          ------------------    ------------------

                                                              TOTAL STOCKHOLDERS' EQUITY           5,302,415                10,965
                                                                                          ------------------    ------------------

                                                                                          $        6,948,206    $           10,965
                                                                                          ==================    ==================

See Notes to Consolidated Financial Statements.

                     SKYNET TELEMATICS INC. AND SUBSIDIARIES
                     (FORMERLY PERIPHERAL CONNECTIONS, INC.)
                          (A Development Stage Company)

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME



                                                                                                                      3/14/90
                                                                                                                     (Date of
                                                                         Year ended December 31,                   inception) to
                                                            1998                1997               1996              12/31/98
                                                     ------------------  -----------------   -----------------  ------------------
Net sales                                            $          154,651  $               0   $               0  $          154,651
Cost of sales                                                   470,235                  0                   0             470,235
                                                     ------------------  -----------------   -----------------  ------------------

                                         GROSS LOSS            (315,584)                 0                   0            (315,584)

Bad debt - related party (Note 5)                                     0            171,417                   0             171,417
Depreciation and amortization                                   630,953                  0                   0             630,953
Research & development                                          122,129                  0                   0             122,129
Net interest expense (income)                                    27,184             16,025                 (18)             43,191
General & administrative expenses                             1,281,140             74,821              11,790           1,368,751
                                                     ------------------  -----------------   -----------------  ------------------
                                                              2,061,406            262,263              11,772           2,336,441
                                                     ------------------  -----------------   -----------------  ------------------

                              NET LOSS BEFORE OTHER          (2,376,990)          (262,263)            (11,772)         (2,652,025)

OTHER (EXPENSE)
     Finder's fee related to subsidiary
         acquisition                                           (250,540)                 0                   0            (250,540)
                                                     ------------------  -----------------   -----------------  ------------------
                                                               (250,540)                 0                   0            (250,540)
                                                     ------------------  -----------------   -----------------  ------------------

                                           NET LOSS          (2,627,530)          (262,263)            (11,772)         (2,902,565)

OTHER COMPREHENSIVE INCOME
     Foreign currency translation adjustments                    90,864                  0                   0              90,864
                                                     ------------------  -----------------   -----------------  ------------------

                           TOTAL COMPREHENSIVE LOSS  $       (2,536,666) $        (262,263)  $         (11,772) $       (2,811,701)
                                                     ==================  =================   =================  ==================

Net income (loss) per weighted average share         $             (.21) $            (.14)  $            (.01)
                                                     ==================  =================   =================

Weighted average number of common shares
     used to compute net income (loss) per
     weighted average share                                  12,356,978          1,864,795           1,000,000
                                                     ==================  =================   =================



See Notes to Consolidated Financial Statements.

                     SKYNET TELEMATICS INC. AND SUBSIDIARIES
                     (FORMERLY PERIPHERAL CONNECTIONS, INC.)
                          (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                  Deficit
                                                                                                Accumulated         Accumulated
                                                Common Stock                  Additional          During               Other
                                              Par Value $0.001                  Paid-in         Development        Comprehensive
                                         Shares              Amount             Capital            Stage              Income
                                    -----------------  ------------------  ---------------   -----------------  ------------------

Balances at 3/14/90
   (Date of inception)                              0  $                0  $             0   $               0  $                0
   Issuance of common stock
     (restricted) at $.001 per
      share at 3/14/90                      1,000,000               1,000                0                   0
   Net loss for period                                                                                  (1,000)
                                    -----------------  ------------------  ---------------   -----------------  ------------------

Balances at 12/31/90                        1,000,000               1,000                0              (1,000)                  0
   Net income for year                                                                                       0
                                    -----------------  ------------------  ---------------   -----------------  ------------------

Balances at 12/31/91                        1,000,000               1,000                0              (1,000)                  0
   Net income for year                                                                                       0
                                    -----------------  ------------------  ---------------   -----------------  ------------------

Balances at 12/31/92                        1,000,000               1,000                0              (1,000)                  0
   Net income for year                                                                                       0
                                    -----------------  ------------------  ---------------   -----------------  ------------------

Balances at 12/31/93                        1,000,000               1,000                0              (1,000)                  0
   Net income for year                                                                                       0
                                    -----------------  ------------------  ---------------   -----------------  ------------------

Balances at 12/31/94                        1,000,000               1,000                0              (1,000)                  0
   Net income for year                                                                                       0
                                    -----------------  ------------------  ---------------   -----------------  ------------------

Balances at 12/31/95                        1,000,000               1,000                0              (1,000)                  0
   Net loss for year                                                                                   (11,772)
                                    -----------------  ------------------  ---------------   -----------------  ------------------

Balances at 12/31/96                        1,000,000               1,000                0             (12,772)                  0
   Issuance of common stock
     (restricted):
     at $.10 per share for
       services at 7/29/97                     50,000                  50            4,950
     at $.10 per share to
       cancel debt and
       accrued interest at
        9/9/97                              2,300,000               2,300          227,700
     at $.10 per share for
       services at 9/26/97                    500,000                 500           49,500
   Net loss for year                                                                                  (262,263)
                                    -----------------  ------------------  ---------------   -----------------  ------------------

Balances at 12/31/97                        3,850,000  $            3,850  $       282,150   $        (275,035) $                0
                                    =================  ==================  ===============   =================  ==================



See Notes to Consolidated Financial Statements.

                     SKYNET TELEMATICS INC. AND SUBSIDIARIES
                     (FORMERLY PERIPHERAL CONNECTIONS, INC.)
                          (A Development Stage Company)

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)



                                                                                                  Deficit
                                                                                                Accumulated         Accumulated
                                                Common Stock                  Additional          During               Other
                                              Par Value $0.001                  Paid-in         Development        Comprehensive
                                         Shares              Amount             Capital            Stage              Income
                                    -----------------  ------------------  ---------------   -----------------  ------------------
Balances at 12/31/97                        3,850,000  $            3,850  $       282,150   $        (275,035) $                0
Comprehensive income (loss)
   Net loss                                                                                         (2,627,530)

Other comprehensive income,
   net of tax

   Foreign currency translation
     adjustments                                                                                                            90,864

Issuance of common stock
   (Regulation S) for cash at:
     $.45296 11/11/98                       1,284,000               1,284          580,316
     $1.379 12/2/98                            19,300                  19           26,586
     $2.00 12/23/98                             5,000                   5            9,995
     $1.3381 12/31/98                         126,250                 126          168,807
Issuance of common stock
   (Regulation S) for subsidiary
   at $.001 4/1/98                         10,000,000              10,000          (10,000)
Issuance of common stock
   (Regulation S) for expenses at:
     $.20 4/1/98                              750,000                 750          149,250
     $.50 10/1/98                             300,000                 300          149,700
     $.2472 11/11/98                          494,000                 494          121,591
     $.22 12/2/98                              83,200                  83           18,221
     $.22 12/23/98                             25,000                  25            5,475
     $1.356 12/31/98                            7,666                   8           10,390
Issuance of common stock
   (Regulation S) to cancel debt
   at $1.32 12/23/98                        5,000,000               5,000        6,595,000
Paid-in capital of subsidiary                                                        2,191
Capital raising costs                                                              (17,500)
                                    -----------------  ------------------  ---------------   -----------------  ------------------

Balances at 12/31/98                       21,944,416  $           21,944  $     8,092,172   $      (2,902,565) $           90,864
                                    =================  ==================  ===============   =================  ==================


See Notes to Consolidated Financial Statements.

                     SKYNET TELEMATICS INC. AND SUBSIDIARIES
                     (FORMERLY PERIPHERAL CONNECTIONS, INC.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   3/14/90
                                                                                                                  (Date of
                                                                           Year ended December 31,             Inception) to
OPERATING ACTIVITIES                                           1998              1997             1996            12/31/98
                                                          ---------------  ---------------   ---------------  ----------------
   Net (loss)                                             $    (2,627,530) $      (262,263)  $       (11,772) $     (2,902,565)
   Adjustments to reconcile net (loss) to cash
     used by operating  activities
   Stock issued for expenses                                      456,287           85,000                 0           541,287
   Depreciation and amortization                                  630,953                0                 0           630,953
   Changes in assets and liabilities:
       Accounts receivable                                        (23,473)               0                 0           (23,473)
       Inventory                                                     (830)               0                 0              (830)
       Prepaid expenses                                           (37,453)               0                 0           (37,453)
       Bank overdraft                                              41,742                0                 0            41,742
       Accounts payable                                           245,000                0                 0           245,000
       Accrued expenses                                           161,423                0                 0           161,423
       Accrued interest payable                                    23,500           (3,333)            3,333            23,500
                                                          ---------------  ---------------   ---------------  ----------------
                                       NET CASH USED BY
                                   OPERATING ACTIVITIES        (1,130,381)        (180,596)           (8,439)       (1,320,416)

INVESTING ACTIVITIES
   Purchase fixed assets                                         (409,000)               0                 0          (409,000)
   Loans to related party and accrued interest                          0           28,085           (28,085)                0
                                                          ---------------  ---------------   ---------------  ----------------
                               NET CASH PROVIDED (USED)
                                BY INVESTING ACTIVITIES          (409,000)          28,085           (28,085)         (409,000)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                             759,638                0                 0           760,638
   Proceeds from convertible debentures                                 0                0           400,000           400,000
   Loans                                                          434,134                0                 0           434,134
   Loan repayments                                               (349,297)               0                 0          (349,297)
   Loans - shareholders                                           681,325                0                 0           681,325
   Cash from subsidiaries                                             445                0                 0               445
   Paid-in capital of subsidiary                                    2,191                0                 0             2,191
   Debenture repayments                                                 0                0          (200,000)         (200,000)
                                                          ---------------  ---------------   ---------------  ----------------
                                   NET CASH PROVIDED BY
                                   FINANCING ACTIVITIES         1,528,436                0           200,000         1,729,436
                                                          ---------------  ---------------   ---------------  ----------------
                                INCREASE (DECREASED) IN
                              CASH AND CASH EQUIVALENTS           (10,945)        (152,511)          163,476                20
   Cash and cash equivalents at beginning of year                  10,965          163,476                 0                 0
                                                          ---------------  ---------------   ---------------  ----------------
                                CASH & CASH EQUIVALENTS
                                         AT END OF YEAR   $            20  $        10,965   $       163,476  $             20
                                                          ===============  ===============   ===============  ================

Cash paid for interest                                    $         3,858  $             0   $             0  $          3,858
                                                          ===============  ===============   ===============  ================

SUPPLEMENTAL ACTIVITIES
   During 1997, 550,000 shares of restricted common stock were issued for services of $55,000 and 2,300,000 shares of restricted stock were issued to cancel debt of $200,000 and accrued interest of $30,000.

   During 1998, the Company issued 10,000,000 shares of Regulation S stock to acquire a subsidiary, Netking. The Company also issued 750,000 shares of Regulation S stock as a finder's fee valued at $150,000. The Company's subsidiary acquired assets of $6,720,000 during the period by incurring a loan payable in the same amount. The loan was converted into equity of $6,600,000.

   The Company through a subsidiary purchased a subsidiary (SSCC) with net assets of $424,063 by incurring a liability in the same amount. The liability will be satisfied by issuing 500,000 shares of the Company's Regulation S stock on December 31,1999, 2000, and 2001 (1,500,000 shares total).

   The Company will pay to the former owners of SSCC 10% of the consolidated gross sales made in Canada and Hong Kong and 1% of the gross U.S. sales related to SSCC's product from the closing date through December 31,1999 with payments due within 30 days of December 31, 1999. For sales in the year 2000, the percent is 6 2/3% of the sales in Canada and Hong Kong and .66% of sales in the U.S. For sales in the year 2001, the percent is 3 1/3% of sales in Canada and Hong Kong and .33% of sales in the U.S.

See Notes to Consolidated Financial Statements.

                     SKYNET TELEMATICS INC. AND SUBSIDIARIES
                     (FORMERLY PERIPHERAL CONNECTIONS, INC.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996


NOTE 1:       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
              Principals of Consolidation
              The consolidated financial statements for 1998 include the accounts of the Company; its wholly-owned subsidiaries Skynet Satellite Communication Corporation ("SSCC") which was acquired on June 5, 1998, Peripheral Canada, Inc. incorporated on May 29, 1998 (no activity for 1998) , which is owned directly by the Company and acquired SSCC in the acquisition on June 5, 1998, NetKing Limited ("NetKing") which was acquired on April 9, 1998, and NetKing's subsidiary Skynet 2001 Limited, which was acquired by NetKing on February 27, 1998. All significant intercompany balances have been eliminated on consolidation. The financial statements for 1997 and prior years are those of the Company only.

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

              At December 31, 1998 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $370,966 which expires as follows:

                   Year Ended         Expiration Date         Amount
               -----------------    -----------------    -----------------
               December 31, 1998    December 31, 2018    $         370,966
                                                         =================

                        December 31, 1998, 1997, and 1996

                     SKYNET TELEMATICS INC. AND SUBSIDIARIES
                     (FORMERLY PERIPHERAL CONNECTIONS, INC.)
                          (A Development Stage Company)

NOTE 2:       DEVELOPMENT STAGE COMPANY
              The Company was incorporated under the laws of the State of Nevada on March 14, 1990 as Peripheral Connections, Inc. and has been in the development stage since incorporation. On December 3, 1998, the Board of Directors voted to change the name to Skynet Telematics Inc. On January 21, 1999 an amendment was filed with Nevada to effect the name change. The Company intends to operate through its subsidiaries. The subsidiaries operate in the area of using communication and security technology to provide in-vehicle protection, security and information services using mobile cellular telecommunications.

NOTE 3:       CAPITALIZATION
              On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $1,000 cash for an average consideration of $.001 per share. The Company's authorized stock includes 25,000,000 shares of common stock at $.001 par value.

NOTE 4:       RELATED PARTY TRANSACTIONS
              Prior to 1998, the Company neither owned nor leased any real property. Office services were provided without charge by current management. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein.

NOTE 5:       LOAN RECEIVABLE - RELATED PARTY
              At December 31, 1996, the Company was owed principal of $27,860 and interest of $225 by an entity whose president was Secretary/Treasurer and a Director of the Company. The loan was due on demand and had an interest rate of 8%. During 1997, additional loans were made to bring total principal due to $165,296 and interest due was $6,121. The total of $171,417 has been charged to bad debt expense at December 31, 1997 due to the entity's inability to repay the debt.

NOTE 6:       CONVERTIBLE DEBENTURE - RELATED PARTY
              On November 1, 1996, the Company issued a convertible debenture to an entity significantly influenced by the Company's Secretary/Treasurer at the time for $200,000 cash. The debenture had an interest rate of 10% per annum, calculated semi-annually. The first interest payment of $10,000 was due May 31, 1997. The debenture was payable on November 1, 2001. The lender had the option to convert prior to November 1, 2001, in whole or in part, the outstanding principal and accrued interest into $.001 par value Class A common stock of the Company at a conversion price of $.10 per share. Had the lender exercised the option at December 31, 1996, the lender would have received 2,000,000 shares of common stock and would have become the Company's majority shareholder. The debt was secured by all assets of the Company.

              Scheduled principal reductions of debentures were as follows:

                       1997                 $            0
                       1998                              0
                       1999                              0
                       2000                              0
                       2001                        200,000
                                            --------------
                                            $      200,000
                                            ==============

               In September of 1997,  the entity  accepted  2,300,000  shares of restricted common stock as payment in full of the debenture and interest.

                        December 31, 1998, 1997, and 1996

                     SKYNET TELEMATICS INC. AND SUBSIDIARIES
                     (FORMERLY PERIPHERAL CONNECTIONS, INC.)
                          (A Development Stage Company)

NOTE 7:       FAIR VALUE OF FINANCIAL INSTRUMENTS
              The carrying amount of cash and cash equivalents, and other current assets and current liabilities approximate fair value.

NOTE 8:       1998 EVENTS
              On April 9, 1998, the Company beneficially acquired all of the stock of Netking Limited, an English private limited company ("Netking") from Tomas George Wilmot ("Seller"), who beneficially owned all of the stock of Netking. The title holders of Netking were Local Protectors Limited and SNH Cooper, who held the shares as nominees for Seller. The purchase price paid for the purchased stock was 10,000,000 newly issued shares of the common stock of the Company, which is approximately 68.5% of all of the outstanding stock of the Company after such issuance. The consideration was determined by arm's lenghth negotiations between the Company and Seller. Prior to the acquisition, there was no material relationship between the Seller and the Company or any of its affiliates, any director or officer of the Company, or any associate of any such director or officer. Tomas George Wilmot, individually, is the title holder of all of the 10,000,000 newly issued shares of the Company. There are no arrangements or understandings among members of both the former and new control person or their associates with respect to election of directors or other matters.

              There are two shares of Netking outstanding. Because English law requires two shareholders, the Company holds title to one share of stock of Netking and the Company and Tomas Wilmot, as nominee for the Company, jointly hold title to the other share. Netking is the beneficial owner of Skynet 2001 Limited (formerly Keymore Limited), an English private limited company ("Skynet"). Skynet owns intellectual property pertaining to all aspects of the Skynet 2001 in-vehicle system. The Skynet 2001 system uses communications and security technology coupled with proprietary software that provides in-vehicle protection, security and information services using mobile cellular telecommunications. The Skynet 2001 system provides 24 hour monitoring of vehicle security, personal distress alarm, and impact sensor and information services, as well as normal cellular telephone capability.

              A portion of the business of Skynet and Netking acquired by the Company constitutes equipment and other physical property previously used in the business of the Seller. The Company intends to continue to use such equipment and physical property for the same purposes.

              The transaction has been treated as a purchase.

              On June 5, 1998, the Company, through a subsidiary, purchased SSCC. The purchase price will be satisfied by issuing 500,000 shares of the Company's Regulation S stock on December 31, 1999, 2000, and 2001 (1,500,000 shares total).

              The Company will pay to the former owners of SSCC 10% of the consolidated gross sales made in Canada and Hong Kong and 1% of the gross U.S. sales related to SSCC's product from the closing date through December 31, 1999 with payments due within 30 days of December 31, 1999. For sales in the year 2000, the percent is 6 2/3% of sales in Canada and Hong Kong and .66% of sales in the U.S. For sales in the year 2001, the percent is 3 1/3% of sales in Canada and Hong Kong and .33% of sales in the U.S.

                        December 31, 1998, 1997, and 1996

                     SKYNET TELEMATICS INC. AND SUBSIDIARIES
                     (FORMERLY PERIPHERAL CONNECTIONS, INC.)
                          (A Development Stage Company)

NOTE 9:       PROPERTY, PLANT, AND EQUIPMENT
              Property, plant, and equipment as of December 31, 1998 are summarized as follows:

                                                                                     Accumulated       Net Book Value
                                                                     Cost           Depreciation            1998
                                                              ------------------  -----------------  ------------------
                           Furniture and equipment            $           85,055  $           9,071  $           75,984
                           Software and intellectual
                             property rights                           7,432,328            621,882           6,810,446
                                                              ------------------  -----------------  ------------------

                                                              $        7,517,383  $         630,953  $        6,886,430
                                                              ==================  =================  ==================

              Depreciation expense is calculated under straight-line methods based on the estimated service lives of the assets which are four years for furniture and equipment and five to ten years on the software and intellectual property rights.

              During 1998, the Company obtained an appraisal on the intellectual property rights which indicated a value of about $6.6 million. Other licenses have increased the book value to about $6.8 million at December 31, 1998. Depreciation expense for the year ended December 31, 1998 was $630,953.

NOTE 10:      LOANS PAYABLE
                                                      Current    Long-term
                                                    -----------  ----------
                 Payable to acquire SSCC(1)         $   141,354  $  282,709
                 Payable - shareholder 12%              183,500           0
                 Payable - shareholder 12%              497,825           0
                 Payable - directors                     63,973           0
                                                    -----------  ----------
                                                    $   886,652  $  282,709
                                                    ===========  ==========

                           (1 )Will be paid by issuing 500,000 shares of the Company's Regulation S common stock on December 31, 1999, 2000, and 2001 (1,500,000 shares total).

NOTE 11:      GOING CONCERN
              The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 1998, the Company has a deficit in working capital of $1,301,306, a loss from operations for 1998 of $2,376,990, and an accumulated deficit of $2,902,565.

NOTE 12:      COMMITMENTS AND CONTINGENCIES
              NetKing has the following commitments:

                           It is expected the officers and directors will receive salaries of $612,000 in 1999 and $918,000 in 2000 for a total of $1,530,000.

              NetKing has operating leases on three vehicles which expire in 2000 and 2001. Future expected lease payments are as follows:
                           Year ending December 31, 1999          $   18,012
                           Year ending December 31, 2000               6,759
                           Year ending December 31, 2001               2,390
                                                                  ----------
                                                                  $   27,161
                                                                  ==========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

              Not Applicable.


                                    PART III

Item 9.       Directors and Executive Officers of the Registrant.

              The following table shows the positions held by the Company's officers and directors. Such Officers held the same positions with Skynet. Tomas
G. Wilmot was appointed as a director as of April 20, 1998 and Lord Edward Montagu of Beaulieu as of January 1, 1999 and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. Mr. Wilmot was appointed to his officer positions as of April 20, 1998 and Mark L. Dingley as of January 1, 1999, and they continue in such positions, at the discretion of the directors.

Name                       Age          Position

Tomas G. Wilmot            52           President,
                                        Chairman of the Board,
                                        Director

Lord Edward Montagu        73           Director
of Beaulieu

Mark L. Dingley            41           Director of Finance, Secretary

CURRENT DIRECTORS AND OFFICERS

     TOMAS G. WILMOT has been a Director and President and Chairman of the Board of the Company since April 20, 1998. He has also served as chairman and managing director of Skynet since February 4, 1998 and as chairman and managing director of Netking since March 2, 1998. In the past five years Mr. Wilmot has been involved in private investment activities, including financing and raising financing for developing companies. Since 1998 he has served as a director of Broker's Arms public house, a restaurant and bar. From 1975 to 1988, Mr. Wilmot was Chairman and Managing Director of Harvard Securities PLC, a licensed dealer in stocks. He is a director of Tread Inn Ltd., Chipwilo Ltd. and Ladner Creek Gold Mining Corporation. Mr. Wilmot's two sons, Christopher Wilmot and Kevin Wilmot, serve as Marketing Director and Director of Investor Relations, respectively, of the Company and both serve as Directors of Skynet.

     LORD EDWARD MONTAGU OF BEAULIEU, has been a Director of the Company since January 1, 1999 and a Director of Skynet since October 13, 1998. Lord Montagu is an active member of the House of Lords and lectures world-wide on historic houses, English heritage and the history of the automobile. He serves as President of the Federation of British Historical Vehicle Clubs, British Vehicle Salvage Association and Historic Commercial Vehicle Society. He is a Fellow of the Royal society of Arts, the Royal Geographical Society, and the Institute of Public Relations, and an Honorary Fellow of the Institute of the Motor Industry and the Museums Association. Lord Montagu is also a member of the Royal Automobile Club and the Beefsteak Club. Lord Montagu is a director of the following companies: Arab-British Chamber of Commerce, Beaulieu River Management Ltd. (Chairman), British Vehicle Salvage Federation (Chairman), Buildings at Risk Trust, Global Sport Communications Ltd., Commodore International Travel Ltd. (Group Chairman), Corkwise Ltd., Crag Automotive Ltd. (Chairman), Global Automotive Ltd. (Chairman), Mayflower Theater Trust, Montagu Ventures Ltd.

(Chairman), National Motor Museum Trust (Chairman), Southern Tourist Board, Ventures Consultancy Ltd., Vintage Tyre Supplies Ltd., and Wine Guild of the United Kingdom.

     MARK L. DINGLEY has been the Director of Finance and Secretary of the Company since January 1, 1999. He has also served as Secretary and a Director of Skynet since July 10, 1998 and the Secretary of Netking since October 13, 1998. He was an employee of Skynet and its predecessor SSL from August 1996 through 1998, serving as financial controller. Mr. Dingley served as head of finance and secretary of Checkline PLC from January 1994 to July 1996.


FORMER DIRECTOR AND OFFICER

     MILTON KLYMAN was a Director and the President of the Company from July 2, 1996 to April 20, 1998, and a Director and Secretary and Treasurer from April 20, 1998 to January 1, 1999. He has been a self-employed financial consultant since 1982. Milton Klyman is presently a director and/or officer of the following other companies and has been from the date indicated to the present (unless otherwise indicated): Windy Mountain Explorations Ltd. (07/91), Academy Explorations Limited (08/82), Agnico Eagle Mines Ltd. (director) (06/72), Blue Power Energy Corp. (10/95), Canlorm Resources Inc. (09/94), CD Rom Network Corp. (07/94), Covesco Capital Corporation (01/96), Curran Bay Resource Ltd. (08/93), Concho Resources & Energy Inc. (12/92 to 09/94), Destrobelle Mines Ltd. (06/82), Falcon Point Resources Limited (05/84), Golden Penguin Resources Ltd. (12/87), Gracefield Capital Corporation (01/95), Grand Empire Explorations Ltd. (11/87), Grand Oakes Resources Corp. (12/88), HMD Capital Corp. (02/96), Harte Resources Corporation (01/82), Humlin Red Lake Mines Limited (04/95), Inland National Capital Ltd. (01/95), July Resources Corp. (06/90), MW Capital Resources Corp. (06/90), Merbank Capital Corporation (01/95 to 08/95), Midswana Diamond Exploration Corp. (11/79 to 11/94), Mountain Beaver Resources, Inc. (02/96), Oil Springs Energy Corp. (08/93), Olympic Rom World Inc. (10/94), Planetsafe Enviro Corporation (03/95), Raw Creek Resources Inc. (01/95), Red Fox Resources Inc. (12/87), Reed Lake Exploration Ltd. (11/95), Resources Minieres Platinor Inc. (01/96), Rusty Lake Resources Ltd. (03/95 to 05/95), Scotia Prime Minerals, Incorporated (02/95), Silver Circle Compact Disc Books Inc. (03/94), Sudbury Contact Mines Ltd. (09/71), Tejas Petroleum Resources Ltd. (11/90), Triangle Capital Energy Corp. (01/93), Twin Star Energy Corp. (09/91), Unique Capital Corporation (01/96), United Dixie Resources Inc. (05/93), Willow Resources Ltd. (01/93 to 11/93) and Xxpert Rental Tool Inc. (02/97). Agnico Eagle Mines Ltd. is listed on the New York Stock Exchange.

Item 10.  Executive Compensation

     Except for the compensation described below, neither the Company nor any of its subsidiaries paid, set aside or accrued any salary or other renumeration, or any amount pursuant to a profit sharing, pension, retirement, deferred compensation or other similar plan during 1998, to or for their chief executive officer or their directors. No executive officer of the Company or its subsidiaries received compensation in excess of $100,000 for 1998. Except for the shares described below issued to Lord Edward Montagu of Beaulieu, the directors of the Company received no consideration for serving in their capacity as directors of the Company during the last fiscal year.

     Director Shares

     The Company issued on December 2, 1998, 10,000 shares of stock in the Company to Lord Edward Montagu of Beaulieu in consideration for his becoming a member of the Board of Directors as of January 1, 1999. Such shares were issued pursuant to Regulation S of the 1933 Act. Prior to becoming a Director of the Company, Lord Edward Montagu of Beaulieu also received $2,490 from Skynet in 1998 in consideration for his services as a Director of Skynet.

     The following table summarizes the total compensation of Milton Klyman, who served as President of the Company through April 20, 1998 and as Secretary and Treasurer from April 20, 1998 through January 1, 1999.

                   SUMMARY COMPENSATION TABLE FOR THE COMPANY:

     Name/                                     Annual Compensation
     Principal Position             Year       Bonus

     Milton Klyman                  1998       ------
     President through 4/20/98
     Secretary/Treasurer

     Milton Klyman                  1997       $25,0001
     President

     1 Represents 250,000 shares of the Company Mr. Klyman received pursuant to a Consulting Agreement entered into between the Company and Mr. Klyman.

                     SUMMARY COMPENSATION TABLE FOR SKYNET:

     Name/                                                Annual Compensation
     Principal Position             Year                  Salary
     Tomas G. Wilmot                1998                  $43,575
     President
     Chairman of the Board

Item 11.          Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth, as of April 12, 1999 information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding common shares of the Company.

                                    No. of Shares              % of Total
Name and Address of                 of Common Stock            Common Shares
Beneficial Owner                    Beneficially Owned         Outstanding1
----------------                    ------------------         -----------
Tomas G. Wilmot                     9,900,000                  44.88%
Link House
259 City Road
London, England
EC1V 1JE

Sousa International S.A.            5,000,000                  22.66%
43 Portland Place
London, England
W1

--------
1 Based upon 22,060,500 shares of common stock outstanding as of April 12, 1999.

     (b)          Security Ownership of Management.

     As of April 10, 1999, the present directors and executive officers of the Company are the beneficial owners of the numbers of shares of common stock of the Company set forth below.

Name and address of                    No. of Shares             % of Total
Beneficial Owner                     of Common Stock           Common Shares
and Position Held                   Beneficially Owned           Outstanding1
-----------------                   ------------------        ---------------
Tomas G. Wilmot                         9,900,000                      44.88%
Link House
259 City Road
London, England
ECIV 15E

Lord Edward Montagu                        10,000                        .04%
of Beaulieu
Palace House
Beaulieu, Brockenhurst
Hampshire, England  5042 77N

Mark L. Dingley                           100,000                        .45%
48 Hadley Way
Winchmore Hill
London England N21 1AN

All Officers and
Directors as a Group                   10,010,000                      45.37%
(three persons)

     1            See Note 1 to the foregoing table.

     (c)  Changes  in  Control.   The  Company  is  not  aware  of  any  current
arrangements that may result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions

     Since January 1, 1997, the following transactions have occurred in which persons who, at the time of such transactions, were directors, officers or owners of more than 5% of the Company's common stock, had a direct or indirect material interest.

     In September of 1997, a Second Debenture of the Company in the amount of $200,000 was converted into 2,300,000 shares of the common stock of the Company by the holder of the Second Debenture, in accordance with the terms of the debenture, to retire the $200,000 debt and $30,000 of accrued interest. After such conversion and prior to the purchase of the stock of Netking, Chalmette Finance, Inc., the holder of the Second Debenture, was the controlling shareholder of the Company. Mr. Moscoe, the Secretary and Treasurer of the Company and a director at such time, owned 9.9% of the stock of Chalmette and controlled the voting power of Chalmette.

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

     The Company entered into a Consulting Agreement dated September 1, 1997 with Milton Klyman, the then President and a Director of the Company. Mr. Klyman was paid 250,000 shares of the Company for services valued at $25,000. The Consulting Agreement terminated August 31, 1998.

     Tomas Wilmot, the President, Chairman of the Board and a Director of the Company has loaned Skynet #16,438 as of December 31, 1998, which unsecured non-interest bearing amount is payable upon demand.

     Mark L. Dingley, the Secretary and Director of Finance of the Company has loaned Skynet #22,000 which unsecured non-interest bearing amount is payable upon demand.

     In connection with the purchase of Netking, the Company agreed to pay to Morton Glickman a consulting fee of 750,000 shares of the Company. Mr. Glickman directed the Company to issue the 750,000 shares to Jayhead Investments, Limited, a Canadian corporation owned solely by Mr. Glickman. Such shares were issued pursuant to Regulation S; however, the Company has registered such shares on Form S-8. After payment by the Company of such consulting fee, Mr. Glickman at such time owned in excess of 5% of the Company's stock.

     On December 23, 1998, the Company issued 5,000,000 shares of its stock in exchange for the cancellation of a #4,000,000 unsecured promissory note of Netking payable to Leandra De Oliveria Sousa. Such shares were approximately 22.7% of all of the outstanding shares of the Company at such time. The shares were issued pursuant to Regulation S under the 1933 Act and are not available for resale in the United States for a period of one year. Such shares are also considered to be "restricted" securities as defined in Rule 144.

Item 13.  Exhibits, Lists and Reports on Form 8-K

          (a)  Exhibits

               2.1 Stock Purchase and Sale Agreement among Peripheral Connections, Inc., Local Protectors Limited and Tomas George Wilmot and Limited dated March 19, 1998 (Incorporated by reference from Company's Form 10-KSB dated December 31,
                    1997)

               3(i) Articles of  Incorporation  (incorporated  by reference from
                    Form 10- KSB dated December 31, 1996 of the Company) Amendment to Articles, changing the Company's name.

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

               10.7 Nominee  Agreement of Tomas George  Wilmot.(Incorporated  by
                    reference from the Company's Form 10-KSB dated December 31, 1997.)

               10.8 Nominee Agreement of SNH Cooper.  (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1997.)

               10.9 Loan   Facility   Letter   Between   Netking  and   Keymore.
                    (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1997.)

               10.10Promissory  Note of Netking to Leandra De Oliveria  Sousa in
                    the amount of #4,000,000 (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1997.)

               10.11Strategic  Alliance,  Distribution,  License and Cooperation
                    Agreement between ComROAD AG and Skynet.

        LIST OF EXHIBITS TO STRATEGIC ALLIANCE, DISTRIBUTION, LICENSE AND
                             COOPERATION AGREEMENT*
Exhibit           Description

Exhibit 1         General Conditions of ComROAD
                  Price List 01/1999

Exhibit 2         Conditions of sale quantities
                  UK + IR, first year 2000 Units, second year 6000 units. Third year and following 20000 Units

Exhibit 3         Discounts for the purchase of the Products.
                  Discount schedule 03/1999

Exhibit 4 purchase order form Skynet order form.

Exhibit 5         guidelines for marketing and advertising activities

Exhibit 6 requirements for after sales activities Training with installation of Mapcom-server.

Exhibit 7         warranty obligations
                  12 Month warranty on parts, return to factory

Exhibit 8         listed Products
                  Manufacturing Documentation

Exhibit 9         Minimum quantity of the Licensed Products
                  25000 Units in the first year of this Agreement and 50000 Units thereafter.

Exhibit 10        Royalties
                  Product -StreetGuard-

*omitted pursuant to Item 601(b)(2) of Regulation S-B

                  21.               Subsidiaries of the Company

                  27.               Financial Data Schedule

     (b)          Reports on Form 8-K

     The Company did not file a report on Form 8-K during the fiscal quarter ended December 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SKYNET TELEMATICS INC.



Date:  April 19, 1999                  By: s\ Tomas G. Wilmot
                                          -----------------------------
                                           Tomas G. Wilmot
                                           President, Chairman of the Board, and
                                           Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date:  April 19, 1999                  By: s\ Tomas G. Wilmot
                                          ---------------------------------
                                          Tomas G. Wilmot
                                          President, Chairman of the Board, and
                                          Director

Date:  April 19, 1999                  By: s\ Mark L. Dingley
                                          -------------------------------------
                                          Mark L. Dingley
                                          Secretary, Director of Finance

Date: April 19, 1999                   By: s\ Lord Edward Montagu of Beaulieu
                                         ----------------------------------
                                         Lord Edward Montagu of Beaulieu
                                         Director

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

                                                                  Exhibit 10.11

Strategic Alliance, Distribution, License and Cooperation Agreement

between

ComROAD AG, represented by the Chairman Mr. Bodo A. Schnabel, Edisonstrasse 8, D-85716 Unterschlei heim, Germany

                                         (hereinafter referred to as "ComROAD")

and

Skynet 2001 Limited, represented by the Chairman Mr. Thomas G. Wilmot, Link House, 259 City Road, London, EC1V1JE, United Kingdom

                                     (hereinafter referred to as "Skynet 2001")



                            Preamble and Definitions

Whereas ComROAD and Skynet 2001 are two companies among the first in the development and marketing of products and services in the Intelligent Transportatrion System (hereinafter referred to as "ITS") market. Versus other vendors, both companies have marketed various ITS products into the Market.

Whereas, ComROAD is designing, manufacturing and selling certain products (hereinafter referred to as "Products") to third parties; whereas the markets targeted today by ComROAD are fleet management, security-emergency, online information and off-board navigation application. The product line consists of in-vehicle units StreetMachine-StreetGuard-StreetPC and client-server products - MapCom-client, MapCom-server, InfoCom-server, NavCom-server and DONNA- Telematic Services.

Whereas, Skynet 2001 is selling and distributing certain products to third parties within the territory of the United Kingdom and Ireland, West Coast of USA (the States of California, Oregon and Washington) and West Coast of Canada (Province of British Columbia) (hereinafter referred to as the "Territory"); whereas the markets targeted by Skynet 2001 are security-emergency and fleet management. The product line consists of in-vehicle units and Telematic-servers.

Whereas, ComROAD is willing to expand their business in the Territory by appointing Skynet 2001 as their sole and exclusive distributor for the sale of the Products to third parties residing in the Territory.

Whereas, Skynet 2001 is willing to act as distributor for the Products in the Territory.

Whereas as a result of ComROAD's activities, ComROAD is the owner of secret know-how relating to fleet management, security-emergency, online information and off-board navigation application. The product line consists of in-vehicle units StreetMachine-StreetGuard-StreetPC and client-server products - MapCom-client, MapCom-server, InfoCom-server, NavCom-server and DONNA-Telematic Services.

Whereas at the time of entering into this Agreement, such Products have been produced on an industrial scale.

Whereas Skynet 2001 is desirous to license from ComROAD the know-how to be enabled to make use of the technology and produce -StreetGuard- as licensed product.

Now, in consideration of the terms and conditions set forth hereunder, the parties convene and agree as follows:

                                    Chapter I

                              Distributor Agreement

Art. 1 - Appointment of Skynet 2001

(1) ComROAD hereby appoints Skynet 2001 as their distributor for the sale of the Products within the Territory.

(2) Skynet 2001 shall buy and sell the Products directly from ComROAD in their own name and their own account, and Skynet 2001 then shall sell them to third parties domiciling within the Territory in their own name and on their own account.

(3) Nothing in this Agreement shall constitute the right of Skynet 2001 to act as agent of ComROAD or to represent ComROAD in any way whatsoever. Skynet 2001 shall have no authority whatsoever to enter into any obligations on behalf of ComROAD.

Art. 2 - Exclusivity

(1) Skynet 2001 shall act as ComROAD's sole and exclusive distributor within the Territory. Skynet 2001 will source ITS Service Centre Hardware and Software exclusively through ComROAD.

(2) Skynet 2001 shall not be entitled to act as agent, representative or distributor, dealer or alike for products other than ist own products being held competitive to the Products sold within the Territory.

(3) Skynet 2001 shall not solicit any sales of the Products outside of the Territory. Skynet 2001 shall restrict their active efforts to advertise and solicit sales of the Products to activities executed within the Territory. However, Skynet 2001 may sell the Products to third parties residing outside of the Territory.

(4) Skynet 2001 shall not be entitled to engage subcontractors or any other third party as their subagent without having obtained ComROAD's prior written approval to do so. Such approval shall not be unreasonably withheld.

(5) Skynet 2001 shall not change their place of business without having informed ComROAD in advance.

Art. 3 - Purchase and Sale of the Products

(1) ComROAD shall sell to Skynet 2001 Products on the basis of the General Conditions attached hereto as Exhibit 1.

(2) Skynet 2001 shall not be bound in any way whatsoever by the prices paid to ComROAD, but shall determine at their own risk the prices for the sale of the Products to third parties.

(3)  The  term  "Product"  shall  also   incorporate   spare  parts,   designed,
manufactured and sold to third parties by ComROAD.

(4) Skynet 2001 shall distribute a minimum quantity of the Products, as more closely set forth in Exhibit 2 to this Agreement for various countries of the Territory listed in such Exhibit. If Skynet 2001 does not fulfill the minimum quantities set forth, ComROAD shall be entitled to terminate the exclusivity under this Agreement and the distribution shall continue to be non-exclusive for the respective country of the Territory. If the quantities of the Products distributed by Skynet 2001 falls below 50 percent of the minimum quantities set forth for a respective country of the Territory during two consecutive years, ComROAD shall be entitled to terminate the distribution grant for such respective country with three months notice. Such termination right does not require that ComROAD has terminated the exclusivity of the license grant for such country of the Territory before.

Art. 4 - Sales Forecast

(1) The parties shall convene from time to time in order to reasonably agree the sales forecast for the forthcoming calendar quarter. Such sales forecast, if confirmed by Skynet 2001, will not be binding upon the parties hereto.

(2) Skynet 2001 acknowledges and accepts the following discounts for the purchase of the Products as attached as Exhibit 3.

(3) Every and each purchase order shall become binding upon ComROAD for the sale of Products, if it has been transmitted to ComROAD using the form attached hereto as Exhibit 4. ComROAD shall be bound to execute such order on the basis of the General Conditions attached hereto as Exhibit 1, unless ComROAD has rejected any order received within four working days (Monday through Friday), thereby giving due reasons for not accepting and executing the respective order.

Art. 5 - Trademarks - Sales Promotion

(1) ComROAD shall grant to Skynet 2001 the non-exclusive license to use any and all trademarks, logos and other markings used by ComROAD in order to promote the sale of the Products. The grant of such license shall be free of any charge whatsoever.

(2) All major marketing and advertising activities of Skynet 2001 relating to the sale of the Products shall be coordinated by ComROAD in order to not divulge the identity and image of the

Product. Skynet 2001 shall comply with the guidelines issued by ComROAD, as attached in Exhibit 5.

(3) Skynet 2001 shall be obligated to display the trademark, logo or any other marking relevant to the sale of the Products at their premises, thereby complying with the relevant terms and conditions of Exhibit 5.

(4) Skynet 2001 shall be obliged to reasonably promote the sale of the Products by keeping such number of Products at their premises as has been agreed upon with ComROAD.

Art. 6 - After Sales Activities

(1) In order to promote the sale of the Products  Skynet 2001 shall be obligated
to  effect  after  sales   activities  to  their  customers  in  line  with  the
requirements laid down in Exhibit 6.

(2) Skynet 2001 shall be obligated to secure that their personnel is in the possession of the relevant know-how for the due performance of such after sales activities. Therefore Skynet 2001 is obligated to send a reasonable number of their staff for adequate training to seminars held by ComROAD. The costs incurred thereby shall be borne by Skynet 2001.

(3) Skynet 2001 shall duly perform any and all warranty obligations in line with the requirements set forth in Exhibit 7. The costs incurred for such activities shall be reimbursed by ComROAD on the basis of the prices laid down in said
Exhibit 7. (4) Skynet 2001 shall order the necessary spare parts and any other machinery deemed necessary for the due and proper performance of any warranty claims. The necessary quantities of spare parts will be incorporated in the respective sales forecasts.

Art. 7 - Service

(1) ComROAD is selling ITS Service Centres in countries world-wide to give service to the customers with Telematic in-vehicle units installed in their vehicles. If Skynet 2001 or ComROAD will set up ComROAD ITS Service Centres in countries world-wide to give service to the customers with Telematic in-vehicle units installed in their vehicles, each party shall grant the other party the so called ,,first choice" possibility to join as a partner to the so set up ITS Service Centre. Before setting up such ITS Service Centres, the party who will set up such an ITS Service Centre has to inform the other party about this enterprise.

(2) Skynet 2001 will pay to ComROAD 7 1/2 % of all world-wide monitoring or telematic related income generated by ComROAD ITS Service Centre and in-vehicle Products. Skynet 2001 will purchase MS25/2500, this will be up-graded free of charge as when usage exceeds 2,500 customers.

(3) Products sold by Skynet 2001 or their associates and partners will be exclusively serviced by Skynet 2001 or by ComROAD service centers if an agreement on sharing of income has been reached.

Art. 8 - Information Requirements

(1) Skynet 2001 shall be obligated to transmit to ComROAD its attested annual balance sheet at the latest by June 30 of the following year. Furthermore, ComROAD shall be entitled to check the books and records of Skynet 2001 inasmuch as reasonable, provided that the legitimate interests of Skynet 2001 are not impaired thereby.

(2) Skynet 2001 shall not change the structure of their company and/or its ownership without having informed ComROAD beforehand in writing of any such prospective undertaking. If the legitimate interests of ComROAD are likely to be unreasonably impaired by such undertaking, then the parties shall convene and agree a reasonable solution. Failing to do so within a reasonable time, ComROAD, at their option, may terminate this Agreement, thereby reasonably compensating any losses incurred by Skynet 2001 in consideration of such termination.

(3) ComROAD will provide ongoing Software and Hardware development and technical support for all ComROAD Products under this Agreement.

                                   Chapter II

                                License Agreement

Art. 1 - Definitions

(1) "Know-how" means the secret technical information relating to the manufacture and use of -StreetGuard- closely defined in Exhibit 8 and the therein listed documents and drawings, which know-how has been developed and is owned by ComROAD.

(2) "Licensed Products" means -StreetGuard- developed by ComROAD.

(3) "Territory" within the License Agreement means the territory of the United Kingdom.

Art 2 - License Grant

(1) ComROAD herewith grants to Skynet 2001 a license to make use of the Know-how on an exclusive basis in the Territory to produce Licensed Products.

(2) During the term of this Agreement, ComROAD shall not grant any further licenses to the Know-how within the territory nor shall ComROAD use the Know-how in the territory itself.

(3) The documents listed in Exhibit 8 will be transmitted to the Skynet 2001 upon signature of this Agreement.

(4) ComROAD is entitled to terminate the exclusiveness of the license grant two years after signature of this Agreement with a notice period of three months if Skynet 2001 without objective justification does not to a satisfactory extent make use of the Know-how in producing Licensed Products. If ComROAD exercises this termination right, the license shall continue as a non-exclusive license. ComROAD shall have the same termination right thereafter on each second anniversary of the signature of this Agreement with a notice period of three months to the end of the contract year.

Art 3 - Territory

(1) The license is granted for the Territory as written down on "Definitions" Art 1 (3).

(2) Skynet 2001 is not entitled to actively sell the Licensed Products to countries outside of the Territory. For countries of the European Union, this sales limitation ends ten years from the date that the Licensed Products are first put on the market within the Common Market by Skynet 2001 or any of the other licensees of ComROAD.

(3) Skynet 2001 is not entitled to sell the Licensed Products to countries outside of the Territory, in response to unsolicited orders. For countries of the European Union, this sales limitation ends five years from the date when the Licensed Products are first put on the market within the Common Market by either the Skynet 2001 or by one of the other licensees of ComROAD.

Art. 4 - Field of Use

The license covers the entire area of the application of the Know-how, including all further developments, as it relates to the Licensed Products. Skynet 2001 shall be entitled to produce the Product -StreetGuard- making use of Know-how only for Licensed Products and shall not use any of the Products for the production of any other material.

Art. 5 - Obligation to further Develop the Know-how and to Obtain Governmental Approvals

(1) Skynet 2001 solely shall be obliged to develop the Know-how to the extent necessary to manufacture and distribute the Licensed Products.

(2) It shall be the sole obligation of Skynet 2001 to fulfill any marketing regulations within the Territory and to obtain governmental approvals within the Territory if such are necessary for marketing of the Licensed Products. ComROAD shall provide whatever help necessary to obtain such approvals against reimbursement of costs.

(3) In case of termination of this Agreement before the end of the initial term, Skynet 2001 shall enable ComROAD to make use of the further developments of the know-how and shall assign any existing governmental approvals or pending applications for the Territory to ComROAD against reimbursement of the costs incurred for the further developments and for obtaining such approvals.

Art. 6 - Obligation to Use Know-how and to produce Licensed Products

(1) Skynet 2001 shall use its best efforts to exploit the Know-how and to procure the manufacture and market the Licensed Products.

(2) Skynet 2001 shall produce a minimum quantity of the Licensed Products, as more closely set forth in Exhibit 9 to this Agreement for various countries of the Territory listed in such Exhibit. If Skynet 2001 does not fulfill the minimum quantities set forth, ComROAD shall be entitled to terminate the Agreement with three months notice or to terminate the exclusivity under this

Agreement and the license shall continue to be non-exclusive for the respective country of the Territory. Such termination right does not require that ComROAD has terminated the exclusivity of the license grant for such country of the Territory before.

Art. 7 - Improvements

(1) All improvements to the Know-how in the field of use by ComROAD or by Skynet 2001 shall be reported to the other Party immediately. Each Party shall secure the exclusive rights to such improvements if it was not the sole developer of such improvements or if such improvements were developed by employees or third party contractors.

(2) If ComROAD made improvements to the Know-how such improvements shall come under the license grant set forth herein and shall be subject to the terms and conditions of this Agreement. No further royalty shall become due and payable because of such improvements.

(3) If Skynet 2001 made such improvements it shall grant to ComROAD a license in respect of such improvements, such license being only an exclusive license if the improvements cannot be separated from the Know-how. Under the terms and conditions of this Agreement Skynet 2001 shall be entitled to make use of such improvements. If the improvements can be separated from the Know-how then the license shall be non-exclusive and Skynet 2001 shall be entitled within its sole discretion to apply for patent protection on such separable improvements, provided this does not require to lay open any part of the Know-how.

Art. 8 - Warranties

(1) ComROAD warrants that according to its best knowledge, the Know-how is secret and has not become public knowledge or has not been made available to any third parties, provided, however, that this may be the case if such third parties are bound by a non-disclosure agreement and are not entitled to make use of the Know-how or, provided, that such third parties are further licensees of ComROAD outside of the Territory which want to make use of the Know-how outside of the Territory.

(2) ComROAD warrants that it is not aware of any prior use-rights of third parties and that it is also not aware of any third party rights which could be violated by the use of the Know-how by Skynet 2001 in the Territory.

(3) ComROAD further warrants that it has not granted any prior license to any third party within the Territory.

Art. 9 - Royalties

(1) Skynet 2001 shall pay during the time of this Agreement a royalty as consideration for the exclusive license grant of USD $ 10 plus value added tax
(VAT) or any other sales tax born by German or European law per piece/per unit of Product as listed in Exhibit 10, which royalty shall be due and payable on the 15 th of each month following the month of sale.

(2) If ComROAD terminates the exclusivity for any or all of the countries of the Territory in accordance with the terms of this Agreement such termination shall have no influence on the payment obligation of Skynet 2001. The termination of the license grant for some countries of the Territory shall also have no influence on the amount of royalty paid, provided that the basis of the royalty payment will decrease.

(3) Skynet 2001 shall keep separate records relating to the manufacture and sale of the Licensed Products for each country of the Territory. Skynet 2001 shall report in writing to ComROAD, broken down for each respective country of the Territory, quarterly within 30 days after the end of a calendar quarter, what turnover was made by Skynet 2001 in the respective country of the Territory. ComROAD shall be entitled through its certified public accountants to inspect at ComROAD's expense the books of account and other records, at reasonable times and to such an extent as this will not interfere with normal operations of the Skynet 2001, to determine the accuracy of the reporting and payments made by Skynet 2001. If such an audit reveals inaccuracies of 4% or more, the cost for such audit shall be borne by Skynet 2001.

(4) Skynet 2001 shall continue to pay the royalties even if the Know-how becomes publicly known if this is not caused by an act of ComROAD.

Art. 10 - Third Party Rights

If Skynet 2001 is charged with the infringement of third party rights based on the exploitation of the Know-how Skynet 2001 shall immediately inform ComROAD about this allegation. ComROAD shall defend Skynet 2001 of such infringement allegations if Skynet 2001 does not chose to defend itself, in which case ComROAD shall cover the costs and expenses of Skynet 2001. ComROAD shall indemnify and hold Skynet 2001 harmless of all damages and costs of Skynet 2001 incurred because of such infringement allegation.

                                   Chapter III

                              Miscellaneous Clauses

Art. 1 - Promotion of the Business

(1) SKYNET 2001 shall diligently promote and make every effort steadily to increase the business laid down in this Agreement by such advertisements, signs, entries in telephone or trade directories or other forms of publicity as may be approved by COMROAD.

(2) SKYNET 2001 shall distribute to customers and potential customers in the most effective manner point-of-service advertising material provided by COMROAD.

(3) SKYNET 2001 shall also co-operate with COMROAD and other distributors and licensees of COMROAD in any advertising campaign, sales promotion program or other special promotion activity in which COMROAD may engage.

Art. 2 - Term and Termination

(1) This Agreement becomes effective upon signing by both Parties and shall continue for a period of ten (10) years from the date of signature ("initial term") and shall be renewed automatically from year to year thereafter until terminated with six months, notice to the end of any renewal period. If the Parties want to extend the exclusivity of the license grant beyond the initial term they shall take whatever steps appropriate to obtain the necessary approval, if any, for such exclusivity.

(2) In the event of default by either Party under any of the terms and conditions of this Agreement, the Party not being in default may terminate this Agreement by giving thirty (30) days written notice.

(3) This Agreement shall be terminated forthwith if any party to this Agreement has fundamentally breached any of the obligations of the Agreement. The party being in breach of its contractual obligations shall be obligated to compensate to the other party any damages incurred due to such breach.

(4) The same shall apply, if bancruptcy proceedings have been initiated or if a liquidator has been appointed.

(5) If ComROAD has terminated the Agreement in line with subsection (1), then Skynet 2001 shall no longer be obligated to act as ComROAD's sole and exclusive distributor but shall be dissolved from their obligation to not compete with ComROAD's Products.

(6) ComROAD shall be obligated to repurchase any and all spare parts from Skynet 2001 upon expiry of this Agreement at the prices shown in Exhibit 7, provided that the respective spare parts are still unpacked, unsued and can reasonably be used by any other third party having reasonable expertise in doing any necessary repair work for the Products. This obligation shall elapse if there is evidence that ComROAD has terminated this Agreement with cause.

Art. 3 - Secrecy Obligation and Confidentiality

(1) ComROAD and Skynet 2001 agree to keep secret and not to communicate to third parties the Know-how or any other information which is either marked confidential or which has to be deemed confidential from the circumstances it is provided under or comes to the attention of the other Party. This does not restrict ComROAD from entering into any agreements with further licensees outside of the Territory.

(2) The secrecy obligation does not apply to any information of which Skynet 2001 can prove by written documents that it was known to Skynet 2001 at the time of disclosure and was not disclosed to it by a third party breaching any secrecy obligation, or is generally available to the public through no fault of Skynet 2001, or was received by Skynet 2001 under no obligation of secrecy from a third party which did not receive it directly or indirectly from ComROAD.

(3) Upon termination of this Agreement the Parties shall return to each other all documents, files, or other evidence or copies thereof containing secret information.

(4) The secrecy obligation shall survive the termination of this Agreement.

(5) Skynet 2001 shall not challenge the ownership of ComROAD as to the Know-how. If Skynet 2001 challenges the secret nature of the Know-how, ComROAD shall be entitled to terminate this Agreement without notice.

(6) Both parties shall also require this obligation of their employees.

Art. 4 - Assignability and Sublicensing

This Agreement may neither be assigned without the prior written consent of the other Party nor may the Know-how be sublicensed without the prior written consent of ComROAD. In addition to this Agreement ComROAD remains the sole owner of all rights, trade secrets and Know-how about the Products of ComROAD mentioned under point Preamble and Definitions.

Art. 5 - Miscellaneous

(1) This Agreement shall not be altered or modified, unless in writing and signed by the parties hereto.

(2) If any term or condition of this Agreement is null and void or will become null and void during its course, then the validity and effectiveness of all other terms and conditions shall not be impaired thereby. All terms and conditions of this Agreement are separable.

(3) This Agreement shall be governed by German Law.

(4) Place of jurisdiction shall be Munich, Germany.

Munich, March 1, 1999                               place/date

/s/ /Bodo A. Shnabel/
Bodo A. Schnabel
ComROAD AG

London, March 24, 1999                              place/date

/s/ /Tomas G. Wilmot/
Tomas G. Wilmot
Chairman and Managing Director
Skynet 2001 Limited

                                LIST OF EXHIBITS


Exhibit 1         General Conditions of ComROAD
                  Pricelist 01/1999

Exhibit 2         Conditions of sale quantities
                  UK + IR, first year 2000 Units, second year 6000 units. Third year an following 20000 Units

Exhibit 3         Discounts for the purchase of the Products.
                  Discount schedule 03/1999

Exhibit 4         purchase order form Skynet order form.

Exhibit 5 guidelines for marketing and advertising activities Will be sent separately.

Exhibit 6 requirements for after sales activities Training with installation of Mapcom-server.

Exhibit 7         warranty obligations
                  12 Month warrenty on parts, return to factory

Exhibit 8         listed Products
                  Manufacturing Documentation

Exhibit 9         Minimum quantity of the Licensed Products
                  25000 Units in the first year of this Agreement and 50000 Units thereafter.

Exhibit 10        Royalties
                  Product -StreetGuard-
                  ComROAD_Distributor_agreement.DOC
                  15.03.1999

                                                                      Exhibit 21

NetKing Limited
Skynet 2001 Limited (subsidiary of  NetKing Limited)
Peripheral Canada, Inc.

Skynet Satellite Communications Corporation (Subsidiary of Peripheral Canada, Inc.)