Form 10QSB
period 1999-03-31
SKYNET TELEMATICS INC
filed 1999-05-21
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

Commission File No. 33-55254-39

                             SKYNET TELEMATICS INC.
        (Exact name of Small Business Issuer as specified in its charter)


                  NEVADA                                 87-0485315
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

Link  House,  259 City Road  London,  England  EC1V 1JE
(Address  of  principal executive offices)

Issuer's telephone number, including area code: 44 (171)490-7900

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,507,666 shares of $.001 par value class A common stock outstanding as of March 31, 1999.

Transitional Small Business Disclosure Format (check one):  Yes        No  X

                             SKYNET TELEMATICS INC.
                          FORM 10-QSB FOR QUARTER ENDED

                                 March 31, 1999
                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.

Item 1 Financial Statements

       Balance Sheets as of March 31, 1999 and December 31, 1998               4

       Statements of Operations for the three month periods ended
                March 31, 1999 and 1998                                        5

       Statements of Cash Flows for the three month periods ended
                March 31, 1999 and 1998                                        6


Item 2 Management's Discussion and Analysis and Plan of Operations             7

PART II - OTHER INFORMATION

Item 1 Legal Proceedings                                                       9

Item 2 Changes in Securities                                                   9

Item 3 Defaults Upon Senior Securities                                         9

Item 4 Submission of Matters to a Vote of Security Holders                     9

Item 5 Other Information                                                       9

Item 6 Exhibits and Reports on Form 8-K                                        9

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

In the opinion of the management of Skynet Telematics Inc. (the Company) the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three month periods ended March 31, 1999 and 1998, and the cash flows for the three month periods ended March 31, 1999 and 1998.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

                     SKYNET TELEMATICS INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                                                                               March 31,           December 31,
                                                                                                 1999                  1998
                                                                                              (Unaudited)            (Audited)
                                                                                          ------------------    ------------------
         ASSETS
CURRENT ASSETS
     Cash in bank                                                                         $               27    $               20
     Accounts receivable                                                                              11,995                23,473
     Inventory                                                                                        29,104                   830
     Prepaid expenses                                                                                  3,007                37,453
                                                                                          ------------------    ------------------
                                                                    TOTAL CURRENT ASSETS              44,133                61,776

OTHER ASSETS
     Furniture and equipment                                                                         106,594                75,984
     Software and intellectual property rights                                                     6,620,180             6,810,446
                                                                                          ------------------    ------------------
                                                                                                   6,726,774             6,886,430
                                                                                          ------------------    ------------------

                                                                                          $        6,770,907    $        6,948,206
                                                                                          ==================    ==================

         LIABILITIES & EQUITY
CURRENT LIABILITIES
     Bank overdraft                                                                       $           77,293    $           41,742
     Accounts payable                                                                                284,136               249,765
     Accrued expenses                                                                                111,772               161,423
     Current portion of loans                                                                        951,950               886,652
     Interest payable                                                                                 44,997                23,500
                                                                                          ------------------    ------------------
                                                               TOTAL CURRENT LIABILITIES           1,470,148             1,363,082

Long-term portion of loans                                                                           282,709               282,709
                                                                                          ------------------    ------------------
                                                                       TOTAL LIABILITIES           1,752,857             1,645,791

STOCKHOLDERS' EQUITY
     Common Stock $.001 par value:
      Authorized - 25,000,000 shares
      Issued and outstanding 22,507,666 shares (21,944,416 in 1998)                                   22,508                21,944
     Additional paid-in capital                                                                    8,495,134             8,092,172
     Deficit accumulated during the development stage                                             (3,591,402)           (2,902,565)
     Accumulated other comprehensive income                                                           91,810                90,864
                                                                                          ------------------    ------------------
                                                              TOTAL STOCKHOLDERS' EQUITY           5,018,050             5,302,415
                                                                                          ------------------    ------------------

                                                                                          $        6,770,907    $        6,948,206
                                                                                          ==================    ==================

                     SKYNET TELEMATICS INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                                                                      3/14/90
                                                                                  For the three months               (Date of
                                                                                     ended March 31,               inception) to
                                                                                1999               1998               3/31/99
                                                                         -----------------   -----------------  ------------------
Net sales                                                                $          13,050   $          18,856  $          167,701
Cost of sales                                                                       96,856              62,707             567,091
                                                                         -----------------   -----------------  ------------------
                                                             GROSS LOSS            (83,806)            (43,851)           (399,390)

Bad debt - related party                                                                 0                   0             171,417
Depreciation and amortization                                                      194,602              54,835             825,555
Research & development                                                               8,693                   0             130,822
Net interest expense                                                                22,415                  14              65,606
General & administrative expenses                                                  379,321              44,638           1,748,072
                                                                         -----------------   -----------------  ------------------
                                                                                   605,031              99,487           2,941,472
                                                                         -----------------   -----------------  ------------------
                                                  NET LOSS BEFORE OTHER           (688,837)           (143,338)         (3,340,862)

OTHER (EXPENSE)
     Finder's fee related to subsidiary acquisition                                      0                   0            (250,540)
                                                                         -----------------   -----------------  ------------------
                                                                                         0                   0            (250,540)
                                                                         -----------------   -----------------  ------------------
                                                               NET LOSS           (688,837)           (143,338)         (3,591,402)

OTHER COMPREHENSIVE INCOME
     Foreign currency translation adjustments                                          946                   0              91,810
                                                                         -----------------   -----------------  ------------------

                                               TOTAL COMPREHENSIVE LOSS  $        (687,891)  $        (143,338) $       (3,499,592)
                                                                         =================   =================  ==================

Net (loss) per weighted average share                                    $            (.03)  $            (.01)
                                                                         =================   =================

Weighted average number of common shares used to compute
     net (loss) per weighted average share                                      22,073,916          13,850,000
                                                                         =================   =================

                     SKYNET TELEMATICS INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                  3/14/90
                                                                             For the three months                (Date of
                                                                                ended March 31,                inception) to
OPERATING ACTIVITIES                                                       1999                1998               3/31/99
                                                                     -----------------  ------------------  ------------------
   Net (loss)                                                        $        (688,837) $         (143,338) $       (3,591,402)
   Adjustments to reconcile net (loss) to cash
     used by operating  activities
   Stock issued for expenses                                                         0                   0             541,287
   Depreciation and amortization                                               194,602              54,835             825,555
   Foreign currency adjustments                                                    946                   0              91,810
   Changes in assets and liabilities:
       Accounts receivable                                                      11,478             (14,918)            (11,995)
       Inventory                                                               (28,274)             24,076             (29,104)
       Prepaid expenses                                                         34,446            (207,268)             (3,007)
       Bank overdraft                                                           35,551                   0              77,293
       Accounts payable                                                         34,371              41,147             284,136
       Accrued expenses                                                        (49,651)             88,230             111,772
       Accrued interest payable                                                 21,497                   0              44,997
                                                                     -----------------  ------------------  ------------------

                             NET CASH USED BY OPERATING ACTIVITIES            (433,871)           (157,236)         (1,658,658)

INVESTING ACTIVITIES
   Purchase fixed assets                                                       (34,946)           (364,627)           (443,946)
                                                                     -----------------  ------------------  ------------------
                                                   NET CASH (USED)
                                           BY INVESTING ACTIVITIES             (34,946)           (364,627)           (443,946)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                          403,526                   0           1,164,164
   Proceeds from convertible debentures                                              0                   0             400,000
   Loans                                                                             0             546,000             434,134
   Loan repayments                                                             (41,964)                  0            (486,890)
   Loans - shareholders                                                        107,262                   0             788,587
   Cash from subsidiaries                                                            0                   0                 445
   Paid-in capital of subsidiary                                                     0                   0               2,191
   Debenture repayments                                                              0                   0            (200,000)
                                                                     -----------------  ------------------  ------------------

                         NET CASH PROVIDED BY FINANCING ACTIVITIES             468,824             546,000           2,102,631
                                                                     -----------------  ------------------  ------------------

                               INCREASE IN CASH & CASH EQUIVALENTS                   7              24,137                  27
   Cash & cash equivalents at beginning of year                                     20              10,965                   0
                                                                     -----------------  ------------------  ------------------

                          CASH & CASH EQUIVALENTS AT END OF PERIOD   $              27  $           35,102  $               27
                                                                     =================  ==================  ==================

Cash paid for interest                                               $             918  $                0  $            4,776
                                                                     =================  ==================  ==================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding opportunities for expansion, growth of sales, new product sales, revenues from monitoring services, customer acceptance of new products, and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties, and the cautionary statement set forth below, identifies important risk factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for the Company's products, adverse business conditions, decrease or lack of growth in the automotive industry, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign operations, risks associated with the Company's efforts to comply with the Year 2000 requirements, and other factors.

The Company has a short operating history. All risks inherent in a new and inexperienced enterprise are inherent in the Company's business. The Company is continuing the operations of a subsidiary which was acquired on April 9, 1998.

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

The discussions below highlight certain of the more material changes in results of operations and changes in financial condition for the fiscal three month period ended March 31, 1999.

Results of Operations.

The Company has generated revenues from operations since March 1998. The quarter ended March 31, 1999 therefore incorporates the results for three months of operations compared to only one month for the quarter ended March 31, 1998.

The Company's consolidated sales for the quarter ended March 31, 1999 were $13,050 compared to $18,856 in 1998. This decrease is the result of the sales of the Skynet 2001 unit being reduced in order to focus the Company's resources on selling the new Sk>AMP range of products (ComRoad products) which were launched at the end of March 1999. With new funding in place from Regulation S stock sales completed in May 1999, the Company expects sales to increase throughout the year. Skynet has orders for 87,000 Sk>AMP units that it anticipates will be provided to customers over the next 18 months. Revenue from related services such as monitoring fees, airtime connections, airtime usage, and information services should also add significantly to the Company's revenues.

The Company's consolidated total cost of sales for the quarter ended March 31, 1999 was $96,856 compared to $62,707 in 1998. The largest component of the total cost of sales was wages, including social security, for Skynet monitoring personnel, representing 86% of the total. In 1998, the comparative figure was only 33% although payments to subcontractors for technical support for the product, of which there are none in the quarter ended March 31, 1999, made up another 20%. The increase in the cost of personnel is exaggerated in this comparison as three months of operations and related costs are included this quarter compared to one month of operations and related costs in the March 1998 quarter. The actual increase in monthly monitoring personnel costs is below 10%. Skynet has created a full scale operational monitoring facility in order to expand that portion of its business and the current facility has the capability of handling a six fold increase in its current monitoring business. Skynet anticipates that revenue from monitoring services will provide a substantial portion of the Company's future consolidated revenues.

The Company's consolidated overhead expenses, including selling and administrative costs for the quarter ended March 31, 1999 were $605,031. The comparative figure for 1998 was $99,487 which was significantly lower as it only represented one month's costs, which had been further reduced by one time savings made during the acquisition of the UK subsidiaries. Comparison of individual figures is therefore not meaningful. Depreciation of $194,602 was charged for the quarter to March 31, 1999, a non-cash item that represents 32% of total overhead. The largest element of this was the depreciation of Skynet's intellectual property rights in the amount of $168,847. Research and development expenditure of $8,693 was incurred during the quarter representing costs associated with developing and testing the new Sk>AMP range of products. Interest charges were incurred of $22,415, of which $21,497 was payable to shareholders in respect to loans made to the Company after March 31, 1998. General and administrative expenses, totalling $379,321 for the quarter ended March 31, 1999, includes the largest single component of overhead expenses, which are wages and salaries, including social security. This amounts to $182,027, or 30% of total overhead, and represents the wages and salaries of all of Skynet's personnel, excluding monitoring personnel. The Company and its subsidiaries have created a management team and other personnel that they believe to be necessary for the expected growth of the business. Other significant components of the Company and its subsidiaries' overhead expenses were marketing costs, professional fees, and facility costs such as rent and utilities.

The Company's consolidated net loss for the quarter ended March 31, 1999 was $(688,837) and after foreign currency translation gains of $946, the total comprehensive loss for the quarter was $(687,891). For the March 1998 quarter, the consolidated net loss was $(143,338) and there was no foreign currency translation gain or loss. The loss in 1999 is higher mainly because three months results are incorporated and 1998 included some one time savings arising on purchase of the UK subsidiaries.

Financial Condition.

There were no significant changes to the net financial condition of the Company in the three month period ended March 31, 1999. The working capital deficit increased by about $125,000 mainly as a result of an increase in accounts payable and loans. The Company continues to believe it has the support of its major stockholders and that financing is available to meet all requirements. In May 1999, the Company raised $1,600,000 by issuing Regulation S shares. This extra working capital will allow the Company to fully exploit the market potential for the new Sk>AMP range of products, and expand its business in a controlled but aggressive manner.

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

                                     PART II

                                Other Information

Item 1. Legal proceedings: None

Item 2. Changes in Securities: Sale of Regulation S stock to offshore investors

In January 1999, the Company sold 65,000 shares at $2.00 per share for $130,000. In January, 39,250 shares were sold at $1.50 per share for $58,875. In January, 75,000 shares were sold at $1.00 per share for $75,000. In February, 10,000 shares were sold at $2.00 per share for $20,000. In March, 375,000 shares were sold at $.33 per share for $123,750. In March, 4,000 shares were sold at $3.50 per share for $14,000. There were capital raising costs of $8,100 associated with the transactions.

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits:    None
         (b)  Reports on Form 8-K: None


                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Skynet Telematics, Inc.


Dated: May 20, 1999
                                   Tomas George Wilmot, President