Form 10QSB
period 1999-06-30
SKYNET TELEMATICS INC
filed 1999-08-06
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,609,379 shares of $.001 par value class A common stock outstanding as of June 30, 1999.

Transitional Small Business Disclosure Format (check one):  Yes        No  X

                             SKYNET TELEMATICS INC.
                          FORM 10-QSB FOR QUARTER ENDED

                                  June 30, 1999
                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.

         Item 1   Financial Statements

         Balance Sheets as of June 30, 1999 and December 31, 1998             4

         Statements of Operations for the three and six month periods ended
                  June 30, 1999 and 1998                                      5

         Statements of Cash Flows for the six month periods ended
                  June 30, 1999 and 1998                                      6

         Selected Notes to Unaudited Financial Statements                     7


         Item 2   Management's Discussion and Analysis
                           and Plan of Operations                             8

PART II - OTHER INFORMATION

         Item 1   Legal Proceedings                                          10

         Item 2   Changes in Securities                                      10

         Item 3   Defaults Upon Senior Securities                            11

         Item 4   Submission of Matters to a Vote of Security Holders        11

         Item 5   Other Information                                          11

         Item 6   Exhibits and Reports on Form 8-K                           11

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         In the opinion of the management of Skynet Telematics Inc. (the Company) the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three and six month periods ended June 30, 1999 and 1998, and the cash flows for the six month periods ended June 30, 1999 and 1998.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

         The statements of operations include the activities of the Company, its United Kingdom subsidiary Netking Limited ("Netking") and Netking's subsidiary Skynet 2001 Limited, and Skynet Satellite Communication Corporation ("SSCC") which is owned by the Company's U.S. subsidiary Peripheral Canada, Inc. which is currently inactive. The accounting records for Netking and Skynet 2001 are denominated in British pounds and translated to U.S. dollars for the financial statements.

                     SKYNET TELEMATICS INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                                                                               June 30,            December 31,
                                                                                                 1999                  1998
                                                                                              (Unaudited)            (Audited)
                                                                                          ------------------    ------------------
         ASSETS
CURRENT ASSETS
     Cash in bank                                                                         $          139,827    $               20
     Accounts receivable                                                                              32,019                23,473
     Inventory                                                                                       129,405                   830
     Prepaid expenses                                                                                 84,212                37,453
                                                                                          ------------------    ------------------
                                                                    TOTAL CURRENT ASSETS             385,463                61,776

OTHER ASSETS
     Furniture and equipment                                                                         378,994                75,984
     Vehicles                                                                                         71,936                     0
     Software and intellectual property rights                                                     6,432,347             6,810,446
                                                                                          ------------------    ------------------
                                                                                                   6,883,277             6,886,430
                                                                                          ------------------    ------------------

                                                                                          $        7,268,740    $        6,948,206
                                                                                          ==================    ==================

         LIABILITIES & EQUITY
CURRENT LIABILITIES
     Bank overdraft                                                                       $                0    $           41,742
     Accounts payable                                                                                150,196               249,765
     Accrued expenses                                                                                 76,725               161,423
     Current portion of loans                                                                      1,159,293               886,652
     Interest payable                                                                                 69,767                23,500
                                                                                          ------------------    ------------------
                                                               TOTAL CURRENT LIABILITIES           1,455,981             1,363,082

Long-term portion of loans                                                                           338,375               282,709
                                                                                          ------------------    ------------------
                                                                       TOTAL LIABILITIES           1,794,356             1,645,791

STOCKHOLDERS' EQUITY
     Preferred Stock $.001 par value:
         Authorized 20,000,000 shares
         Issued 0 shares                                                                                   0                     0
     Common Stock $.001 par value:
         Authorized - 75,000,000 shares
         Issued and outstanding 23,609,379 shares (21,944,416 in 1998)                                23,609                21,944
     Additional paid-in capital                                                                   10,061,453             8,092,172
     Deficit accumulated during the development stage                                             (4,678,266)           (2,902,565)
     Accumulated other comprehensive income                                                           67,588                90,864
                                                                                          ------------------    ------------------
                                                              TOTAL STOCKHOLDERS' EQUITY           5,474,384             5,302,415
                                                                                          ------------------    ------------------

                                                                                          $        7,268,740    $        6,948,206
                                                                                          ==================    ==================

                     SKYNET TELEMATICS INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                                                                        3/14/90
                                                            For the three months           For the six months          (Date of
                                                               ended June 30,                ended June 30,          inception) to
                                                            1999           1998            1999           1998          6/30/99
                                                       --------------  -------------  -------------  --------------  -------------
Net sales                                              $       50,886  $      60,327  $      63,936  $       79,183  $     218,587
Cost of sales                                                 131,693        192,221        228,549         254,928        698,784
                                                       --------------  -------------  -------------  --------------  -------------
                                           GROSS LOSS         (80,807)      (131,894)      (164,613)       (175,745)      (480,197)

Bad debt - related party                                            0              0              0               0        171,417
Depreciation and amortization                                 205,642        159,268        400,244         214,103      1,031,197
Research & development                                          4,127              0         12,820               0        134,949
Net interest expense                                          144,095          1,157        166,510           1,052        209,701
General & administrative expenses                             652,193        298,542      1,031,514         343,299      2,400,265
                                                       --------------  -------------  -------------  --------------  -------------
                                                            1,006,057        458,967      1,611,088         558,454      3,947,529
                                                       --------------  -------------  -------------  --------------  -------------
                                NET LOSS BEFORE OTHER      (1,086,864)      (590,861)    (1,775,701)       (734,199)    (4,427,726)

OTHER (EXPENSE)
   Finder's fee related to subsidiary acquisition                   0       (150,000)             0        (150,000)      (250,540)
                                                       --------------  -------------  -------------  --------------  -------------

                                             NET LOSS      (1,086,864)      (740,861)    (1,775,701)       (884,199)    (4,678,266)

OTHER COMPREHENSIVE INCOME
   Foreign currency translation adjustments                   (24,222)             0        (23,276)              0         67,588
                                                       --------------  -------------  -------------  --------------  -------------

                             TOTAL COMPREHENSIVE LOSS  $   (1,111,086) $    (740,861) $  (1,798,977) $     (884,199) $  (4,610,678)
                                                       ==============  =============  =============  ==============  =============

Net (loss) per weighted average share                  $         (.05) $        (.05) $        (.08) $         (.10)
                                                       ==============  =============  =============  ==============

Weighted average number of common shares used
   to compute net (loss) per weighted average share        22,949,911     14,600,000     22,508,581       9,225,000
                                                       ==============  =============  =============  ==============

                     SKYNET TELEMATICS INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                  3/14/90
                                                                              For the six months                 (Date of
                                                                                ended June 30,                 inception) to
OPERATING ACTIVITIES                                                       1999                1998               6/30/99
                                                                     -----------------  ------------------  ------------------
   Net (loss)                                                        $      (1,775,701) $         (884,199) $       (4,678,266)
   Adjustments to reconcile net (loss) to cash
     used by operating  activities
   Stock issued for expenses                                                   314,545             150,000             855,832
   Depreciation and amortization                                               400,244             214,103           1,031,197
   Foreign currency adjustments                                                (23,276)             (5,740)             67,588
   Changes in assets and liabilities:
       Accounts receivable                                                      (8,546)            (52,314)            (32,019)
       Inventory                                                              (128,575)             29,102            (129,405)
       Prepaid expenses                                                        (46,759)            (34,629)            (84,212)
       Bank overdraft                                                          (41,742)                  0                   0
       Accounts payable                                                        (99,569)            121,644             150,196
       Accrued expenses                                                        (84,698)            125,488              76,725
       Accrued interest payable                                                 46,267                   0              69,767
                                                                     -----------------  ------------------  ------------------

                             NET CASH USED BY OPERATING ACTIVITIES          (1,447,810)           (336,545)         (2,672,597)

INVESTING ACTIVITIES
   Purchase fixed assets                                                      (220,474)           (375,922)           (629,474)
                                                                     -----------------  ------------------  ------------------
                                                   NET CASH (USED)
                                           BY INVESTING ACTIVITIES            (220,474)           (375,922)           (629,474)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                        1,607,515                   0           2,368,153
   Proceeds from convertible debentures                                              0                   0             400,000
   Loans                                                                             0             675,804             434,134
   Loan repayments                                                             (68,559)                  0            (513,485)
   Loans - shareholders                                                        269,135                   0             950,460
   Cash from subsidiaries                                                            0                   0                 445
   Paid-in capital of subsidiary                                                     0                   0               2,191
   Debenture repayments                                                              0                   0            (200,000)
                                                                     -----------------  ------------------  ------------------

                         NET CASH PROVIDED BY FINANCING ACTIVITIES           1,808,091             675,804           3,441,898
                                                                     -----------------  ------------------  ------------------

                                              INCREASE (DECREASE)
                                        IN CASH & CASH EQUIVALENTS             139,807             (36,663)            139,827
   Cash & cash equivalents at beginning of year                                     20              10,965                   0
                                                                     -----------------  ------------------  ------------------

                          CASH & CASH EQUIVALENTS AT END OF PERIOD   $         139,827  $          (25,698) $          139,827
                                                                     =================  ==================  ==================

Cash paid for interest                                               $           4,597  $                0  $            8,455
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

The Company through a subsidiary purchased a subsidiary (SSCC) with net assets of $424,063 by incurring a liability in the same amount. The liability will be satisfied by issuing 500,000 shares of the Company's Regulation S stock on December 31,1999, 2000, and 2001 (1,500,000 shares total). 172,920 shares were issued in April, 1999 to reduce the debt by $48,886.

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

During 1999, fixed assets of $176,617 were acquired by incurring loans of the same amount.

                     SKYNET TELEMATICS INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE 1:       PROPERTY, PLANT AND EQUIPMENT

                                                                                                           Net
                                                                                     Accumulated       Book Value
                                                                       Cost         Depreciation         6/30/99
                                                                  --------------  -----------------  --------------
              Furniture and equipment                             $      407,529  $          28,535  $      378,994
              Vehicles                                                    74,617              2,681          71,936
              Software and intellectual property rights                7,432,328            999,981       6,432,347
                                                                  --------------  -----------------  --------------

                                                                  $    7,914,474  $       1,031,197  $    6,883,277
                                                                  ==============  =================  ==============

NOTE 2:       LOANS PAYABLE

                                                                        Current            Long-term
                                                                  ------------------  ------------------
              Payable to acquire SSCC (1)                         $          125,059  $          250,118
              Payable - shareholder 12%                                      771,310                   0
              Payable - shareholder 12%                                      138,150                   0
              Payable - shareholder 15%                                       41,000                   0
              Payable - directors                                              1,734                   0
              Payable - equipment loans                                       82,040              88,257
                                                                  ------------------  ------------------

                                                                  $        1,159,293  $          338,375
                                                                  ==================  ==================

              (1) Will  be paid  by  issuing  442,360  shares  of the  Company's
                  Regulation S common stock on December 31, 1999, and 442,360 shares on December 31, 2000 and 2001 (1,327,080 shares total).

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

         The discussions below highlight certain of the more material changes in results of operations and changes in financial condition for the fiscal six month period ended June 30, 1999.

Results of Operations.

The Company has generated revenues from operations since March 1998. The six months ended June 30, 1999 therefore incorporates the results for six months of operations compared to only four months for the six months ended June 30, 1998.

The Company's consolidated sales for the quarter ended June 30, 1999 were $50,886 compared to $60,327 in 1998. This decrease is the result of the sales of the Skynet 2001 unit being reduced in order to focus the Company's resources on developing the new Skamp range of products. The Skamp product range is being modified to suit the Company's precise requirements and has undergone extensive testing. Volume sales of the product are expected to commence at the end of August 1999. Skynet has orders for 87,000 Skamp units that it anticipates will be provided to customers over the next 18 months. Revenue from related services such as monitoring fees, airtime connections, airtime usage, and information services should also add significantly to the Company's revenues.

The Company's consolidated total cost of sales for the quarter ended June 30, 1999 was $131,693 compared to $192,221 in 1998. The largest component of the total cost of sales was wages, including social security, for Skynet monitoring personnel, representing 59% of the total. In 1998, the comparative figure was only 34% although payments to subcontractors for technical support for the product, of which there are none in the quarter ended June 30, 1999, made up another 26%. The actual increase in monthly monitoring personnel costs is below 10%. Skynet has created a full scale operational monitoring facility in order to expand that portion of its business and the current facility has the capability of handling a six fold increase in its current monitoring business. Skynet anticipates that revenue from monitoring services will provide a substantial portion of the Company's future consolidated revenues.

The Company's consolidated overhead expenses, including selling and administrative costs for the quarter ended June 30, 1999 were $1,006,057. The comparative figure for 1998 was $458,967 which was significantly lower due to very little interest expense and no costs associated with expanding operations. The Company's infrastructure costs were higher in 1999 than 1998. Comparison of individual figures is therefore not meaningful. Depreciation of $205,642 was charged for the quarter to June 30, 1999, a non-cash item that represents 20% of total overhead. The largest element of this was the depreciation of Skynet's intellectual property rights in the amount of $166,414. The depreciation amount for 1998 was $159,268. Research and development expenditure of $4,127 was incurred during the quarter representing costs associated with developing and testing the new Skamp range of products. Interest charges were incurred of $144,095, of which $24,251 was payable to shareholders in respect to loans made to the Company after March 31, 1998. Interest expense included $113,659 paid with common stock to the former shareholders of SSCC in connection with the purchase of SSCC. General and administrative expenses, totaling $652,193 for the quarter ended June 30, 1999, includes the largest single component of overhead expenses, which are wages and salaries, including social security. This amounts to $176,656, or 18% of total overhead, and represents the wages and salaries of all of Skynet's personnel, excluding monitoring personnel. The Company and its subsidiaries have created a management team and other personnel that they believe to be necessary for the expected growth of the business. Other significant components of the Company and its subsidiaries' overhead expenses were marketing costs, professional fees, and facility costs such as rent and utilities. General and administrative expenses for 1998 were $298,542, of which $108,931 related to wages and salaries, including social security. This amounts to 24% of total overhead.

The Company's consolidated net loss for the quarter ended June 30, 1999 was $(1,086,864) and after foreign currency translation losses of $24,222, the total comprehensive loss for the quarter was $(1,111,086). For the June 1998 quarter, the consolidated net loss was $(740,861) and there was no foreign currency translation gain or loss. The loss in 1999 is higher mainly because of more costs associated with expanding operations.

The consolidated net loss consisted of that of the Company  $(368,948),  Netking
$(696,497),   and  SSCC  $(21,419)  for  a  total   consolidated   net  loss  of
$(1,086,864).

The Company's consolidated sales for the six months ended June 30, 1999 were $63,936 compared to $79,183 in 1998. This decrease is the result of the sales of the Skynet 2001 unit being reduced in order to focus the Company's resources on developing the new Skamp range of products. The Skamp product range is being modified to suit the Company's precise requirements and has undergone extensive testing. Volume sales of the product are expected to commence at the end of August 1999. Skynet has orders for 87,000 Skamp units that it anticipates will be provided to customers over the next 18 months. Revenue from related services such as monitoring fees, airtime connections, airtime usage, and information services should also add significantly to the Company's revenues.

The Company's consolidated total cost of sales for the six months ended June 30, 1999 was $228,549 compared to $254,928 in 1998. The largest component of the total cost of sales was wages, including social security, for Skynet monitoring personnel, representing 34% of the total. In 1998, the comparative figure was only 34% although payments to subcontractors for technical support for the product, of which there are none in the six months ended June 30, 1999, made up another 25%. The increase in the cost of personnel is exaggerated in this comparison as six months of operations and related costs are included this year compared to four months of operations and related costs in 1998 amounts. The actual increase in monthly monitoring personnel costs is below 10%. Skynet has created a full scale operational monitoring facility in order to expand that portion of its business and the current facility has the capability of handling a six fold increase in its current monitoring business. Skynet anticipates that revenue from monitoring services will provide a substantial portion of the Company's future consolidated revenues.

The Company's consolidated overhead expenses, including selling and administrative costs for the six months ended June 30, 1999 were $1,611,088. The comparative figure for 1998 was $558,454 which was significantly lower as it only represented four month's costs. Comparison of individual figures is therefore not meaningful. Depreciation of $400,244 was charged for the six months to June 30, 1999, a non-cash item that represents 25% of total overhead. The largest element of this was the depreciation of Skynet's intellectual property rights in the amount of $335,261. The depreciation amount for 1998 was $214,103. Research and development expenditure of $12,820 was incurred during the six months representing costs associated with developing and testing the new Skamp range of products.

Interest charges were incurred of $166,510, of which $45,748 was payable to shareholders in respect to loans made to the Company after March 31, 1998. Interest expense included $113,659 paid with common stock to the former shareholders of SSCC in connection with the purchase of SSCC. General and administrative expenses, totaling $1,031,514 for the six months ended June 30, 1999, includes the largest single component of overhead expenses, which are wages and salaries, including social security. This amounts to $359,223, or 22% of total overhead, and represents the wages and salaries of all of Skynet's personnel, excluding monitoring personnel. The Company and its subsidiaries have created a management team and other personnel that they believe to be necessary for the expected growth of the business. Other significant components of the Company and its subsidiaries' overhead expenses were marketing costs, professional fees, and facility costs such as rent and utilities. General and administrative expense for 1998 were $343,299, of which $136,517 related to wages and salaries which were 24% of total overhead.

The Company's consolidated net loss for the six months ended June 30, 1999 was $(1,775,701) and after foreign currency translation losses of $23,276, the total comprehensive loss for the six months was $(1,798,977). For the 1998 six month period, the consolidated net loss was $(884,199) and there was no foreign currency translation gain or loss. The loss in 1999 is higher mainly because of more costs associated with expanding operations.

The consolidated net loss consisted of that of the Company  $(394,424),  Netking
$(1,335,382),   and  SSCC  $(45,895)  for  a  total  consolidated  net  loss  of
$(1,775,701).

Financial Condition.

There were no significant changes to the net financial condition of the Company in the six month period ended June 30, 1999. The working capital deficit decreased by about $230,000 mainly as a result of an increase in cash and inventory. The Company continues to believe it has the support of its major stockholders and that financing is available to meet all requirements. In 1999, the Company raised $1,600,000 by issuing Regulation S shares. This extra working capital will allow the Company to fully exploit the market potential for the new Skamp range of products, and expand its business in a controlled but aggressive manner.

Readiness for Year 2000

The Company has analyzed its Year 2000 risk and, although it is confident of Year 2000 compliance, a process of checks is ongoing. The monitoring equipment for the Skynet 2001 system has been upgraded to meet Year 2000 compliance. ComROAD has confirmed that its products provided to Skynet are Year 2000 compliant including all equipment purchased from ComROAD to monitor the Skamp products. The Company does not expect any Year 2000 problems to have a material impact on the Company's business.

                                     PART II

                                Other Information

Item 1.  Legal proceedings:  None

Item 2.  Changes in Securities: Sale of Regulation S stock to offshore investors

In January 1999, the Company sold 65,000 shares at $2.00 per share for $130,000. In January, 39,250 shares were sold at $1.50 per share for $58,875. In January, 75,000 shares were sold at $1.00 per share for $75,000. In February, 10,000 shares were sold at $2.00 per share for $20,000. In March, 375,000 shares were sold at $.33 per share for $123,750. In March, 4,000 shares were sold at $3.50 per share for $14,000. In April, 3,500 shares were sold at $1.50 per share for $5,250 and 2,860 shares were sold at $3.50 per share for $10,010. In May, 12,580 shares were sold at $1.50 per share for $18,870, 600,000 shares were sold at $2.00 per share for $1,200,000 and 63,024 shares were sold at $3.50 per share for $220,584. In June, 50,000 shares were sold at $.82 per share for $41,000, 22,087 shares were sold at $1.50 per share for $33,131, 4,000 shares were sold at $2.50 per share for $10,000, 3,636 shares were sold at $2.75 per share for $9,999, 4,578 shares were sold at $3.50 per share for $16,023, 3,750 shares were sold at $3.62 per share for $13,575, 1,000 shares were sold at $3.75 per share for $3,750, 6,000 shares were sold at $3.87 per share for $23,220, and 1,500 shares were sold at $4.00 per share for $6,000. There were capital raising costs, including commissions, of $425,522 associated with the transactions which were paid in cash.

Issuance of Regulation S and 144 Stock

Regulation S:

During April 1999, the Company issued 172,920 shares of stock at $.94 per share to pay principal of $48,886 and interest expense of $113,659 related to the SSCC purchase. Also in April, the Company issued 7,500 shares of stock at $.82 per share for interest expense of $6,150 and 3,750 shares at $3.52 per share for expenses of $13,200. In June, the Company issued 97,536 shares at $1.00 per share for expenses of $97,536 and 7,000 shares at $2.00 per share for expenses of $14,000.

Regulation 144:

In April, the Company issued 35,000 shares of stock at $2.00 per share for expenses of $70,000.

Summary of 1999 stock transactions:


         1,346,765 shares of Regulation S stock were sold for cash                $     2,033,037
         Less capital raising costs including commissions                                (425,522)
                                                                                  ---------------

                                                         Net proceeds to Company  $     1,607,515
                                                                                  ===============

         288,706 shares of Regulation S stock were issued for principal reduction of $48,886 and expenses of $244,545.

         35,000 shares of Regulation 144 stock were issued for expenses of $70,000.

Item 3.  Defaults Upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:  None

Item 5.  Other Information:  None

Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits:    None
                  (b) Reports on Form 8-K: An 8-K was filed on April 14, 1999 to report the 1998 sale of Regulation S stock and the
                                                     1998 issuance of Regulation
                                                     S stock for services.


                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Skynet Telematics, Inc.


Dated: August 6, 1999
                                 Tomas George Wilmot, President