Form 10QSB
period 1999-09-30
SKYNET TELEMATICS INC
filed 1999-11-19
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,104,088 shares of $.001 par value class A common stock outstanding as of September 30, 1999.

Transitional Small Business Disclosure Format (check one):  Yes        No  X

                             SKYNET TELEMATICS INC.
                          FORM 10-QSB FOR QUARTER ENDED

                               September 30, 1999
                                      INDEX

PART I - FINANCIAL INFORMATION                                                                             Page No.

         Item 1            Financial Statements

         Balance Sheets as of September 30, 1999 and December 31, 1998                                            4

         Statements of Operations for the three and nine month periods ended
                  September 30, 1999 and 1998                                                                     5

         Statements of Cash Flows for the nine month periods ended
                  September 30, 1999 and 1998                                                                     6

         Selected Notes to Unaudited Financial Statements                                                         7


         Item 2            Management's Discussion and Analysis
                           and Plan of Operations                                                                 8

PART II - OTHER INFORMATION

         Item 1            Legal Proceedings                                                                     10

         Item 2            Changes in Securities                                                                 10

         Item 3            Defaults Upon Senior Securities                                                       11

         Item 4            Submission of Matters to a Vote of Security Holders                                   11

         Item 5            Other Information                                                                     11

         Item 6            Exhibits and Reports on Form 8-K                                                      11


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         In the opinion of the management of Skynet Telematics Inc. (the Company) the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three and nine month periods ended September 30, 1999 and 1998, and the cash flows for the nine month periods ended September 30, 1999 and 1998.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

         The statements of operations include the activities of the Company, its United Kingdom subsidiary Netking Limited ("Netking") and Netking's subsidiary Skynet Telematics Ltd ("STL") (formerly Skynet 2001 Limited), its 51% owned United Kingdom subsidiary, Skamp International Ltd ("Skamp International") which was organized on August 27, 1999, and Skynet Satellite Communication Corporation ("SSCC") which is owned by the Company's U.S. subsidiary Peripheral Canada, Inc. which is currently inactive. The accounting records for Netking, STL, and Skamp International are denominated in British pounds and translated to U.S. dollars for the financial statements.

                     SKYNET TELEMATICS INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                                                                             September 30,         December 31,
                                                                                                 1999                  1998
                                                                                              (Unaudited)            (Audited)
                                                                                          ------------------    ------------------
         ASSETS
CURRENT ASSETS
     Cash in bank                                                                         $           23,945    $               20
     Accounts receivable                                                                              95,433                23,473
     Inventory                                                                                       239,319                   830
     Prepaid expenses                                                                                119,338                37,453
                                                                                          ------------------    ------------------
                                                                    TOTAL CURRENT ASSETS             478,035                61,776

OTHER ASSETS
     Furniture and equipment                                                                         446,770                75,984
     Vehicles                                                                                         67,465                     0
     Software and intellectual property rights                                                     6,389,439             6,810,446
                                                                                          ------------------    ------------------
                                                                                                   6,903,674             6,886,430
                                                                                          ------------------    ------------------

                                                                                          $        7,381,709    $        6,948,206
                                                                                          ==================    ==================

         LIABILITIES & EQUITY
CURRENT LIABILITIES
     Bank overdraft                                                                       $           27,370    $           41,742
     Accounts payable                                                                                346,514               249,765
     Accrued expenses                                                                                 51,053               161,423
     Current portion of loans                                                                      1,021,656               886,652
     Interest payable                                                                                 91,637                23,500
                                                                                          ------------------    ------------------
                                                               TOTAL CURRENT LIABILITIES           1,538,230             1,363,082

Long-term portion of loans                                                                           323,552               282,709
                                                                                          ------------------    ------------------
                                                                       TOTAL LIABILITIES           1,861,782             1,645,791

STOCKHOLDERS' EQUITY
     Preferred Stock $.001 par value:
         Authorized 20,000,000 shares
         Issued 0 shares                                                                                   0                     0
     Common Stock $.001 par value:
         Authorized - 75,000,000 shares
         Issued and outstanding 24,104,088 shares (21,944,416 in 1998)                                24,104                21,944
     Additional paid-in capital                                                                   11,010,237             8,092,172
     Deficit accumulated during the development stage                                             (5,595,594)           (2,902,565)
     Accumulated other comprehensive income                                                           81,180                90,864
                                                                                          ------------------    ------------------
                                                              TOTAL STOCKHOLDERS' EQUITY           5,519,927             5,302,415
                                                                                          ------------------    ------------------

                                                                                          $        7,381,709    $        6,948,206
                                                                                          ==================    ==================

                     SKYNET TELEMATICS INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                                                                        3/14/90
                                                            For the three months           For the nine months         (Date of
                                                             ended September 30,           ended September 30,       inception) to
                                                            1999           1998            1999           1998          9/30/99
                                                       --------------  -------------  -------------  --------------  -------------
Net sales                                              $       83,506  $      70,464  $     147,442  $      149,647  $     302,093
Cost of sales                                                 190,690        172,482        419,239         427,410        889,474
                                                       --------------  -------------  -------------  --------------  -------------
                                           GROSS LOSS        (107,184)      (102,018)      (271,797)       (277,763)      (587,381)

Bad debt - related party                                            0              0              0               0        171,417
Depreciation and amortization                                 221,307        187,738        621,551         401,841      1,252,504
Research & development                                         53,730              0        150,860               0        272,989
Net interest expense                                           20,465            605        186,975           1,657        230,166
General & administrative expenses                             515,446        390,315      1,462,650         733,614      2,831,401
                                                       --------------  -------------  -------------  --------------  -------------
                                                              810,948        578,658      2,422,036       1,137,112      4,758,477
                                                       --------------  -------------  -------------  --------------  -------------
                                NET LOSS BEFORE OTHER        (918,132)      (680,676)    (2,693,833)     (1,414,875)    (5,345,858)

OTHER (EXPENSE)
   Finder's fee related to subsidiary acquisition                   0              0              0        (150,000)      (250,540)
   Minority interest                                              804              0            804               0            804
                                                       --------------  -------------  -------------  --------------  -------------

                                             NET LOSS        (917,328)      (680,676)    (2,693,029)     (1,564,875)    (5,595,594)

OTHER COMPREHENSIVE INCOME
   Foreign currency translation adjustments                    13,592              0         (9,684)              0         81,180
                                                       --------------  -------------  -------------  --------------  -------------

                             TOTAL COMPREHENSIVE LOSS  $     (903,736) $    (680,676) $  (2,702,713) $   (1,564,875) $  (5,514,414)
                                                       ==============  =============  =============  ==============  =============

Net (loss) per weighted average share                  $         (.04) $        (.05) $        (.12) $         (.14)
                                                       ==============  =============  =============  ==============

Weighted average number of common shares used
   to compute net (loss) per weighted average share        23,834,157     14,600,000      22,985,902     11,016,667
                                                        =============  =============  ==============  =============

                     SKYNET TELEMATICS INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                  3/14/90
                                                                              For the nine months                (Date of
                                                                              ended September 30,              inception) to
OPERATING ACTIVITIES                                                       1999                1998               9/30/99
                                                                     -----------------  ------------------  ------------------
   Net (loss)                                                        $      (2,693,029) $       (1,564,875) $       (5,595,594)
   Adjustments to reconcile net (loss) to cash
     used by operating  activities
   Stock issued for expenses                                                   356,535             150,000             897,822
   Depreciation and amortization                                               621,551             401,841           1,252,504
   Foreign currency adjustments                                                 (9,684)            (19,738)             81,180
   Changes in assets and liabilities:
       Accounts receivable                                                     (71,960)            (41,845)            (95,433)
       Inventory                                                              (238,489)             (1,710)           (239,319)
       Prepaid expenses                                                        (81,885)            (70,917)           (119,338)
       Bank overdraft                                                          (14,372)                  0              27,370
       Accounts payable                                                         96,749             178,678             346,514
       Accrued expenses                                                       (110,370)            298,044              51,053
       Accrued interest payable                                                 68,137                   0              91,637
                                                                     -----------------  ------------------  ------------------

                             NET CASH USED BY OPERATING ACTIVITIES          (2,076,817)           (670,522)         (3,301,604)

INVESTING ACTIVITIES
   Purchase fixed assets                                                      (312,322)           (355,326)           (721,322)
                                                                     -----------------  ------------------  ------------------
                                                   NET CASH (USED)
                                           BY INVESTING ACTIVITIES            (312,322)           (355,326)           (721,322)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                        2,364,948                   0           3,125,586
   Proceeds from convertible debentures                                              0                   0             400,000
   Loans                                                                             0           1,261,609             434,134
   Loan repayments                                                             (83,891)           (349,297)           (528,817)
   Loans - shareholders                                                        132,007                   0             813,332
   Cash from subsidiaries                                                            0                 445                 445
   Paid-in capital of subsidiary                                                     0               2,194               2,191
   Debenture repayments                                                              0                   0            (200,000)
                                                                     -----------------  ------------------  ------------------

                         NET CASH PROVIDED BY FINANCING ACTIVITIES           2,413,064             914,951           4,046,871
                                                                     -----------------  ------------------  ------------------

                                              INCREASE (DECREASE)
                                        IN CASH & CASH EQUIVALENTS              23,925            (110,897)             23,945
   Cash & cash equivalents at beginning of year                                     20              10,965                   0
                                                                     -----------------  ------------------  ------------------

                          CASH & CASH EQUIVALENTS AT END OF PERIOD   $          23,945  $          (99,932) $           23,945
                                                                     =================  ==================  ==================

Cash paid for interest                                               $           5,959  $                0  $            9,817
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

                     SKYNET TELEMATICS INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1999


NOTE 1:       PROPERTY, PLANT AND EQUIPMENT

                                                                                                           Net
                                                                                     Accumulated       Book Value
                                                                       Cost         Depreciation         9/30/99
                                                                  --------------  -----------------  --------------
              Furniture and equipment                             $      499,377  $          52,607  $      446,770
              Vehicles                                                    74,617              7,152          67,465
              Software and intellectual property rights                7,582,184          1,192,745       6,389,439
                                                                  --------------  -----------------  --------------

                                                                  $    8,156,178  $       1,252,504  $    6,903,674
                                                                  ==============  =================  ==============

NOTE 2:       LOANS PAYABLE

                                                                        Current            Long-term
                                                                  ------------------  ------------------
              Payable to acquire SSCC (1)                         $          125,059  $          250,118
              Payable - shareholder 12%                                      675,182                   0
              Payable - shareholder 12%                                      138,150                   0
              Payable - directors                                              1,225                   0
              Payable - equipment loans                                       82,040              73,434
                                                                  ------------------  ------------------

                                                                  $        1,021,656  $          323,552
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

On April 9, 1998, the Company beneficially acquired all of the stock of Netking from Seller, who beneficially owned all of the stock of Netking. There are two shares of Netking outstanding. Because English law requires two shareholders, the Company holds title to one share of stock of Netking and the Company and Tomas Wilmot, as nominee for the Company, jointly hold title to the other share. Netking is the beneficial owner of Skynet Telematics Ltd (formerly Skynet 2001 Limited), an English private limited company ("STL"). STL owns intellectual property pertaining to all aspects of the Skynet 2000 in-vehicle system. The
Skynet 2000 system uses communications and security technology coupled with proprietary software that provides in-vehicle protection, security and information services using mobile cellular telecommunications. The Skynet 2000 system provides 24 hour monitoring of vehicle security, personal distress alarm, and impact sensor and information services, as well as normal cellular telephone capability. The purchase price paid for the purchased stock was 10,000,000 shares of newly issued common stock of the Company, which is approximately 68.5% of all of the outstanding stock of the Company after such issuance. The consideration was determined by arm's length negotiations between the Company and Seller. Prior to the acquisition, there was no material relationship between the Seller and the Company or any of its affiliates, any director or officer of the Company, or any associate of any such director or officer.

A portion of the business of STL and Netking acquired by the Company constitutes equipment and other physical property previously used in the business of the Seller. The Company intends to continue to use such equipment and physical property for the same purposes. STL now has the Irish license to distribute Skynet products.

Skamp International is forming a subsidiary company in Slovenia which will set up a monitoring station and market the Skamp range of products in Eastern Europe.

The discussions below highlight certain of the more material changes in results of operations and changes in financial condition for the fiscal nine month period ended September 30, 1999.

Results of Operations.

The Company has generated revenues from operations since March 1998. The nine months ended September 30, 1999 therefore incorporates the results for nine months of operations compared to only seven months for the nine months ended September 30, 1998.

The Company's consolidated sales for the quarter ended September 30, 1999 were $83,506 compared to $70,464 in 1998. This is a slight increase over 1998 despite the sales of the Skynet 2000 unit being reduced in order to focus the Company's resources on developing the new Skamp range of products. The Skamp product range is being modified to suit the Company's precise requirements and has undergone extensive testing. Volume sales of the product are expected to commence in the final quarter of 1999. STL has orders for 87,000 Skamp units that it anticipates will be provided to customers over the next 18 months. Revenue from related services such as monitoring fees, airtime connections, airtime usage, and information services should also add significantly to the Company's revenues.

The Company's consolidated total cost of sales for the quarter ended September 30, 1999 was $190,690 compared to $172,482 in 1998. The largest component of the total cost of sales was product purchases representing 52% of the total. In 1998, the comparative figure was 22%. This increase resulted mainly from the growth in sales activity, particularly the supply in September 1999 of 60 Skamp units, part of an order for 500, to Northgate Plc's fleet of rental vehicles. The second largest component of the total cost of sales was wages, including social security, for STL monitoring personnel, representing 38% of the total. In 1998, the comparative figure was 44% although payments to subcontractors for technical support for the product, of which there are none in the quarter ended September 30, 1999, made up another 29%. The actual monitoring personnel costs varied only marginally from the quarter ended September 30, 1998. STL has created a full scale operational monitoring facility in order to expand that portion of its business and the current facility has the capability of handling a six fold increase in its current monitoring business. STL anticipates that revenue from monitoring services will provide a substantial portion of the Company's future consolidated revenues.

The Company's consolidated overhead expenses, including selling and administrative costs for the quarter ended September 30, 1999 were $810,948. The comparative figure for 1998 was $578,658 which was significantly lower due to very little interest expense and no costs associated with expanding operations. The Company's infrastructure costs were higher in 1999 than 1998. Comparison of individual figures is therefore not meaningful. Depreciation of $221,307 was charged for the quarter to September 30, 1999, a non-cash item that represents 27% of total overhead. The largest element of this was the depreciation of STL's intellectual property rights in the amount of $192,764. The depreciation amount for 1998 was $187,738. Research and development expenditure of $53,730 was incurred during the quarter representing costs associated with developing and testing the new Skamp range of products and monitoring station software.
Interest charges were incurred of $20,465, of which $20,465 was payable to shareholders in respect to loans made to the Company after March 31, 1998.
General and administrative expenses totaled $515,446 for the quarter ended September 30, 1999, the largest component of which was wages and salaries, including social security. This amounts to $176,179, or 22% of total overhead, and represents the wages and salaries of all of STL's personnel, excluding monitoring and development personnel. The Company and its subsidiaries have created a management team and other personnel that they believe to be necessary for the expected growth of the business. Other significant components of the Company and its subsidiaries' overhead expenses were marketing costs, professional fees, and facility costs such as rent and utilities. General and administrative expenses for 1998 were $390,315, of which $135,917 related to wages and salaries, including social security. This amounts to 24% of total overhead.

The Company's consolidated net loss for the quarter ended September 30, 1999 was $(917,328) and after foreign currency translation gains of $13,592, the total comprehensive loss for the quarter was $(903,736). For the September 1998 quarter, the consolidated net loss was $(680,676) and there was no foreign currency translation gain or loss. The loss in 1999 is higher mainly because of more costs associated with expanding operations.

The consolidated net loss consisted of that of the Company $(68,731), Netking $(823,926), SSCC $(21,419), and Skamp International $(3,252) for a total consolidated net loss of $(917,328).

The Company's consolidated sales for the nine months ended September 30, 1999 were $147,442 compared to $149,647 in 1998. This decrease is the result of the sales of the Skynet 2000 unit being reduced in order to focus the Company's resources on developing the new Skamp range of products. The Skamp product range is being modified to suit the Company's precise requirements and has undergone extensive testing. Volume sales of the product are expected to commence in the final quarter of 1999. STL has orders for 87,000 Skamp units that it anticipates will be provided to customers over the next 18 months. Revenue from related services such as monitoring fees, airtime connections, airtime usage, and information services should also add significantly to the Company's revenues.

The Company's consolidated total cost of sales for the nine months ended September 30, 1999 was $419,239 compared to $427,410 in 1998. The largest component of the total cost of sales was wages, including social security, for
STL monitoring personnel, representing 56% of the total. In 1998, the comparative figure was only 38% although payments to subcontractors for technical support for the product, of which there are none in the nine months ended September 30, 1999, made up another 27%. The increase in the cost of personnel is exaggerated in this comparison as nine months of operations and related costs are included this year compared to seven months of operations and related costs in 1998 amounts. The actual increase in monthly monitoring personnel costs is below 10%. STL has created a full scale operational monitoring facility in order to expand that portion of its business and the current facility has the capability of handling a six fold increase in its current monitoring business. STL anticipates that revenue from monitoring services will provide a substantial portion of the Company's future consolidated revenues.

The Company's consolidated overhead expenses, including selling and administrative costs for the nine months ended September 30, 1999 were
$2,422,036. The comparative figure for 1998 was $1,137,112 which was significantly lower as it only represented seven month's costs. Comparison of individual figures is therefore not meaningful. Depreciation of $621,551 was charged for the nine months to September 30, 1999, a non-cash item that represents 26% of total overhead. The largest element of this was the depreciation of STL's intellectual property rights in the amount of $570,863. The depreciation amount for 1998 was $401,841. Research and development expenditure of $150,860 was incurred during the nine months representing costs associated with developing and testing the new Skamp range of products and monitoring station software. Interest charges were incurred of $186,975, of which $66,213 was payable to shareholders in respect to loans made to the Company after March 31, 1998. Interest expense included $113,659 paid with common stock to the former shareholders of SSCC in connection with the purchase of SSCC. General and administrative expenses, totaled $1,462,650 for the nine months ended September 30, 1999, the largest component of which was wages and salaries, including social security. This amounts to $451,092, or 19% of total overhead, and represents the wages and salaries of all of STL's personnel, excluding monitoring and development personnel. The Company and its subsidiaries have created a management team and other personnel that they believe to be necessary for the expected growth of the business. Other significant components of the Company and its subsidiaries' overhead expenses were marketing costs, professional fees, and facility costs such as rent and utilities. General and administrative expense for 1998 were $733,614, of which $272,434 related to wages and salaries which were 24% of total overhead.

The Company's consolidated net loss for the nine months ended September 30, 1999 was $(2,693,029) and after foreign currency translation losses of $9,684, the total comprehensive loss for the nine months was $(2,702,713). For the 1998 nine month period, the consolidated net loss was $(1,564,875) and there was no foreign currency translation gain or loss. The loss in 1999 is higher mainly because of more costs associated with expanding operations.

The consolidated net loss consisted of that of the Company $(463,155), Netking $(2,159,308), SSCC $(67,314), and Skamp International $(3,252) for a total consolidated net loss of $(2,693,029).

Financial Condition.

There were no significant changes to the net financial condition of the Company in the nine month period ended September 30, 1999. The working capital deficit decreased by about $240,000 mainly as a result of an increase in cash and inventory. The Company continues to believe it has the support of its major stockholders and that financing is available to meet all requirements. In 1999, the Company raised $2,300,000 by issuing Regulation S shares. This extra working capital will allow the Company to fully exploit the market potential for the new Skamp range of products, and expand its business in a controlled but aggressive manner.

Readiness for Year 2000

The Company has analyzed its Year 2000 risk and, although it is confident of Year 2000 compliance, a process of checks is ongoing. The monitoring equipment for the Skynet 2000 system has been upgraded to meet Year 2000 compliance. ComROAD has confirmed that its products provided to STL are Year 2000 compliant including all equipment purchased from ComROAD to monitor the Skamp products. The Company does not expect any Year 2000 problems to have a material impact on the Company's business.

Significant Subsequent Events

During October 1999, 250 Skamp units were fitted to an Avis fleet of rental vehicles at Heathrow, London. Skamp is being marketed by Avis as "Rapid 247". On October 14, 1999, the Company reached an agreement to buy 12.5% of West Country Telecom Limited ("WCT") for a combination of cash and common stock. WCT is a private company specializing in telecommunications and internet, and will give the Company immediate access to a multilingual integrated voice recognition platform and an internet service provider. Skamp Motorbike was launched at the British Motor Cycle Show on November 3, 1999.

                                     PART II

                                Other Information

Item 1.  Legal proceedings:  None

Item 2.  Changes in Securities: Sale of Regulation S stock to offshore investors

In January 1999, the Company sold 65,000 shares at $2.00 per share for $130,000. In January, 39,250 shares were sold at $1.50 per share for $58,875. In January, 75,000 shares were sold at $1.00 per share for $75,000. In February, 10,000 shares were sold at $2.00 per share for $20,000. In March, 375,000 shares were sold at $.33 per share for $123,750. In March, 4,000 shares were sold at $3.50 per share for $14,000. In April, 3,500 shares were sold at $1.50 per share for $5,250 and 2,860 shares were sold at $3.50 per share for $10,010. In May, 12,580 shares were sold at $1.50 per share for $18,870, 600,000 shares were sold at $2.00 per share for $1,200,000 and 63,024 shares were sold at $3.50 per share for $220,584. In June, 50,000 shares were sold at $.82 per share for $41,000, 22,087 shares were sold at $1.50 per share for $33,131, 4,000 shares were sold at $2.50 per share for $10,000, 4,578 shares were sold at $3.50 per share for $16,023, 3,750 shares were sold at $3.62 per share for $13,575, 1,000 shares were sold at $3.75 per share for $3,750, 6,000 shares were sold at $3.87 per share for $23,220, and 1,500 shares were sold at $4.00 per share for $6,000. In July, 152,180 shares were sold at $2.75 per share for $418,495, 2,000 shares were sold at $3.00 per share for $6,000, 1,500 shares were sold at $3.87 per share for $5,805, 1,200 shares were sold at $3.92 per share for $4,704, and 3,200 shares were sold at $4.00 per share for $12,800. In August, 18,352 shares were sold at $1.50 per share for $27,528 and 4,042 shares were sold at $3.87 per share for $15,643. In September, 2,000 shares were sold at $1.50 per share for $3,000, 4,000 shares were sold at $1.60 per share for $6,400, 172,635 shares were sold at $2.75 per share for $474,746, 6,000 shares were sold at $3.00 per share for $18,000, 13,099 shares were sold at $3.87 per share for $50,693, 2,000 shares were sold at $4.00 per share for $8,000, and 1,270 shares were sold at $4.25 per share for $5,398. There were capital raising costs, including commissions, of $715,302 associated with the transactions which were paid in cash.

Issuance of Regulation S and 144 Stock

Regulation S:

During April 1999, the Company issued 172,920 shares of stock at $.94 per share to pay principal of $48,886 and interest expense of $113,659 related to the SSCC purchase. Also in April, the Company issued 7,500 shares of stock at $.82 per share for interest expense of $6,150 and 3,750 shares at $3.52 per share for expenses of $13,200. In June, the Company issued 97,536 shares at $1.00 per share for expenses of $97,536 and 7,000 shares at $2.00 per share for expenses of $14,000. In July, the Company issued 26,817 shares at $.82 per share for expenses of $21,990. In September, the Company issued 10,000 shares of stock at $2.00 per share for expenses of $20,000.

In September, the Company issued 78,050 shares of stock at $1.92 per share for $149,856 for a license to distribute products in Ireland.

Regulation 144:

In April, the Company issued 35,000 shares of stock at $2.00 per share for expenses of $70,000.

Summary of 1999 stock transactions:

         1,726,607 shares of Regulation S stock were sold for cash                $     3,080,250
         Less capital raising costs including commissions                                (715,302)
                                                                                  ---------------

                                                         Net proceeds to Company  $     2,364,948
                                                                                  ===============

         403,573 shares of Regulation S stock were issued for assets of $149,856, principal reduction of $48,886 and expenses of $286,535.

         35,000 shares of Regulation 144 stock were issued for expenses of $70,000.

Item 3.  Defaults Upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:  None

Item 5.  Other Information:  None

Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits:    None
                  (b)  Reports on Form 8-K:          None.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Skynet Telematics, Inc.
Dated:  November 18, 1999
                                     ------------------------------------------
                                     Tomas George Wilmot, President