Form 10KSB
period 1999-12-31
SKYNET TELEMATICS INC
filed 2000-04-14
CIK 894557

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------


                                   FORM 10-KSB


                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                       Commission file number 33-55254-39

                           Skynet Telematics.com, Inc.
                           ---------------------------
                 (Name of small business issuer in its charter)

            Nevada                                           N/A
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 Link House, 259 City Road, London U.K.                    EC1V 1JE
---------------------------------------                -----------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:      011 44 207 490-7900
----------------------------------------------       -------------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes x    No
                                                                     ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's net revenues for its most recent fiscal year were $1,141,478.

         The aggregate market value of the 8,805,219 shares of voting stock held by non-affiliates of the Registrant, as of March 14, 2000 when the closing sale price was $3.937 per share, was $34,666,147.20 (assuming solely for purposes of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliates").

            The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of March 14, 2000, was 25,785,214.

         Documents Incorporated by Reference:  Not Applicable.

This document contains forward looking statements regarding the Company's business strategy and future plans of operation. Forward looking statements involve known and unknown risks and uncertainties. These and other important factors, including those mentioned in various filings with the Securities and Exchange Commission made periodically by the Company (available to the public at www.sec.gov ), may cause the actual results and performance to differ materially from the future results expressed in or implied by such forward looking statements. The forward looking statements contained in this document speak only as of the date hereof and the Company disclaims any obligation to provide public updates, revisions or amendments to any forward looking statements made herein to reflect changes in the Company's expectations or future events.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         Skynet Telematics.com, Inc., formerly known as Peripheral Connections, Inc. (the "Company"), was incorporated under the laws of Nevada on March 14, 1990. The Company beneficially owns all of the stock of Netking Limited, an English private company ("Netking") and all of the stock of Peripheral Canada, Inc., a Delaware corporation ("PCI"). Prior to the acquisition of Netking the Company had no significant operations or assets. The Company has no significant operations nor does it hold any significant assets other than the stock of Netking and PCI. PCI owns all of the stock of Skynet Satellite Communications Corporation, a Canadian company. Neither PCI nor Skynet Satellite Communications Corporation have any significant operations. Netking has no significant operations other than beneficial ownership of all of the stock of Skynet Telematics Limited, an English private company ("Skynet") and a 51% interest in SKAMP International Ltd., one of the joint ventures discussed below.

         Skynet is in the business of the development, marketing, and distribution of integrated modular automotive telematic systems and the providing of monitoring services to users of those products. Automotive telematic systems combine the technologies for mobile phones (GSM) and global positioning satellite systems (GPS) and Internet to enable customers to identify the exact location and status information about vehicles, to receive certain theft protection, personal security measures, email, Internet access and full concierge services through an Audio Integrated Voice Recognition Platform (AIVR) and the monitoring station, and to receive a variety of information through communication with the monitoring station. These devices can be used by businesses to locate and manage fleets of vehicles of various kinds and by individuals for their automobiles for security purposes, emergencies and access to other information and concierge services available through the monitoring station. For a further description of Skynet's business and other information regarding Skynet, see "Skynet Telematics Limited" below.


                         ComROAD Distribution Agreement

         On March 24, 1999, Skynet entered into a Strategic Alliance, Distribution, License and

Cooperation Agreement with ComROAD AG ("ComROAD"), which gives Skynet the exclusive rights, subject to meeting certain sales goals, to distribute certain products in the United Kingdom, Ireland, California, Oregon, Washington, and British Columbia. The range of products to be produced through this agreement are specifically designed for vehicle fleet management. Skynet will reconfigure the ComROAD products to include car security and vehicle information management, and sell them under the Skamp trademark. The agreement also provides for the exclusive licensing of the know-how that will permit Skynet to facilitate the manufacture of the Skamp products to Original Equipment Manufacturers ("OEM") in the United Kingdom, allowing vehicles to be outfitted with the Skamp products as a factory fitted standard.

         The agreement has a ten year term, however, ComROAD may terminate the exclusivity of the distributorship grant and/or the license grant or terminate the distributorship grant in its entirety if Skynet does not meet certain sales goals.

                             Skynet Telematics Ltd.

         Skynet Telematics.com Inc, has no significant operations nor does it hold any significant assets other than Skynet Telematics Ltd. Skynet is currently marketing and selling integrated modular advanced automotive telematic systems ("AAT") for the automotive business in the United Kingdom and Europe under the brand name Skamp. The products sold are essentially a box containing a GPS engine, a GSM chipset or module, microprocessor and software. These items are assembled in the box and mounted on printed circuit boards. Skynet Joint Venture Partners are turnkey "Service Providers" for Telematics products.

         Through a Monitoring Service Center in London, England and through Monitoring Services Centers of Joint Venture Partners in Europe, Skynet also provides monitoring and information services. The products sold by Skynet may only be monitored by a Skynet monitoring service center or a service provider who has entered into a monitoring agreement with Skynet. Skynet charges a fee for the product and also charges additional monthly or annual monitoring fees, which fees will vary depending upon the services the customer selects. Revenue is also generated through the Audio Integrated Voice Recognition system (AIVR) put in place as part of the "AVIS" solution. This AIVR allows Skynet to generate revenues from GSM line and Telephone line usage both from the vehicle and to the vehicle. In addition premium rated calls for diverse services such as Pro-active route planning, information on places of interest, emergency situations, Hotel reservations, etc provide important additional revenue. The recent addition of a dedicated Internet connection in each Hire car will also generate substantial revenues as customers review their emails and "surf the net"

         In 1999, Skynet focused on the marketing and distribution of the Skamp line of products. In particular, Skynet will be pursuing OEM manufacturing and marketing of the Skamp products, which will allow the products to be fitted as standard equipment on cars and trucks. The Skynet 2001 product is not currently being manufactured. Although, Skynet is currently monitoring approximately 30 Skynet 2001 systems, it is Skynet's intention to cease the system by end June 2000 as it has been superseded by the ComROAD product.

         Skynet Directors have reviewed the useful life of the Intellectual Property Rights and Patent Rights owned by Skynet on various products and have decided that it would be prudent accounting policy to amortize the net book value of the Intellectual Property Rights and Patent Rights owned by Skynet, over a period of five years. The result of this accounting policy change will be to increase the amortisation charge in 1999 by $502,697.(1)

                              Products and Services

         Skamp

         The ComROAD products have a global transport telematic system ("GTTS") that combines the known technologies of GPS and GSM with an internet protocol. These products are aimed at the fleet management market. The GTTS system consists of in-vehicle computers (CAR-PCs) based on an open telematic platform compatible with the operating systems of EUROS, Windows 98/Windows CE (auto PC), Linux and QNX. Skynet reconfigures the ComROAD products to include car security and vehicle information management and sells the resulting products under the Skamp names.

         Skynet currently has three lines of Skamp products available to customers: Skamp Gateway, Skamp Pro-Active Tracking and Skamp EVA. The Skamp products offer a range of user choice options. The basic module can be built at any level and later adapted to add additional features. All Skamp products use the common open technology platform. Skynet as of March 31, 2000 has fitted and is monitoring Skamp Gateway and Skamp Pro-active units.

                                  Skamp Gateway

         Skamp Gateway is designed as a fleet management tracking device. In its original factory setting the Skamp Gateway allows the vehicles owner to track the vehicles by requesting a position on any or all of the fleet vehicles. Additional optional features include (i) geofencing, by which an imaginary perimeter is established and if passed by a vehicle will provide a vehicle position and status report ("VPSR"), (ii) random or timed VPSR, (iii) sensor in-puts that will activate the system to alert the monitoring station if the vehicle is moved or entered into, and (iv) hands-free phone system. Other fleet management tools include remote fuel readings, fuel theft gauge, mileage recorder, and exception reports as well as driver identification and authorisation.

                            Skamp Pro-Active Tracking

         Skamp Pro-Active Tracking is a fleet management pro-active tracking safety and security device with telecommunication capability. In addition to the Skamp Gateway functions, Skamp Pro-Active Tracking will report an alarm status to the appropriate monitoring station which will be able to remotely immobilize the vehicle and activate any of the connected vehicle outputs, such as the hazard lights and horn. Skamp Pro-Active Tracking has the same options offered as the Skamp Gateway product.

-------------------
         (1) All British Pound amounts are converted to US Dollars at a conversion rate of (pound)1.00 = $1.62.

                    Skamp Executive Vehicle Assistant (EVA)

         Skamp EVA is a lifestyle services product which provides every customer with a whole range of audio services connected simply at the press of a button:
Talk-u-there advice, traffic information, secretarial support, PA services, concierge and information on a wide range of topics like news, weather, shares etc.

         Soon, Skamp EVA will integrate Palm Digital Assistant ("PDA") technology using Windows CE with the Skamp system. By inserting a PDA into the in-vehicle docking interface, the vehicle driver will be able to realize capabilities such as pro-active tracking, two-way telecommunications, two-way email with audio feedback, two-way fax, electronic diary, dictaphone, calculator, personal organizer, bar code reader and printing facility, and route planning.

         The Skamp system with Skynet's unique Universal Telematic Interface(TM), uses advanced communications and security technology coupled with proprietary software that seamlessly integrates into a single product that provides protection, security, and information services using mobile cellular telecommunications and Internet. The Skamp system incorporates a GSM (a global system for mobile communications, international standard for digital cellular telephone transmissions) cellular car telephone, which provides normal cellular telephone capability, together with a Security Monitoring service, and remote product status monitoring facility, global positioning, and Internet Monitoring and access.

         By interfacing its immobilisation system, which is a vehicle security system with crash and unauthorized entry sensors linked to the vehicle's anti-theft control system, the Skamp system is able to provide an in-vehicle remote monitoring/anti-theft tracking control system. The Skamp system is further capable of providing an integrated voice and SMS link between a customer's vehicle and 24 hour a day monitoring for vehicle security, personal distress alarm, and impact sensor, information services, concierge services and full Internet access.

         The Skynet Skamp unit is concealed in the customer's vehicle and is capable of communicating automatically with the central security-monitoring bureau.

                    Intellectual Property Rights and Patents

         The IPR owned by Skynet pertains to the Skynet 2001 system and includes a product containing four components: (i) a GSM cellular car telephone and remote monitoring/anti-theft control system; (ii) a global positioning system allowing vehicle location within 30 feet using satellites; (iii) the gateway from the remote unit to the monitoring service center; and (iv) the interface to the monitoring service center. The system provides 24 hour monitoring of vehicle security, personal distress alarm, and impact alarm sensor and information service, as well as normal cellular telephone capability.

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

         Skynet have applied for Intellectual Property Rights and Patent Rights for Universal Telematic Interface(TM) ("UTI") and design of connector looms which were required as part of the "AVIS" solution. UTI is a 4 layer printed circuit Board with sophisticated software which when connected to a telematics device and to the vehicle provides quickly and easily full control of the vehicles electronic systems.

         The UTI device has substantially reduced commissioning and decommissioning of vehicle in some case to less than 1/2 an hour. In addition the UTI can be connected to the vehicles electronic engine management system allowing remote access information on the wear and tear of individual components in vehicles as well as giving advanced notice of vehicle service requirements. The UTI also acts as an immobilisation device ("Thatcham" approval is being sought, this allows UK Insurance organisations to provide insurance discounts when an "approved" immobiliser is fitted), and an anti-hijack device whereby fuel supply can be remotely cut off. Connector Looms, of various sizes and designs were necessary to achieve speedy turn-around as part of the "AVIS" solution.

                            Monitoring Service Center

         A monitoring service center and Audio Integrated Voice Recognition Platform (AIVR) act together as a highly sophisticated central information and service bureau to handle the customers' needs such as vehicle and fleet monitoring, emergency service liaison, satellite mapping and navigation, traffic condition information, tracking, remote immobilization, emergency assistance, full concierge service and Internet access. There are currently two service centers, one located in London, England and the other in Slovakia. Skynet anticipates opening additional service centers as it grows, either directly or in Joint Ventures with local monitoring stations, companies or through international monitoring roaming agreements. Skynet's management estimates that the existing service center staff could currently handle at least 2,000 units and that in the current facility Skynet has the ability to monitor up to 500,000 units without moving facilities. The monitoring service center is open and available 24 hours a day, 365 days a year. Following are further examples of the services that the monitoring service center may provide, depending upon the model of the Skamp product the vehicle owner has.

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

         The operators also have the ability to control certain functions of a vehicle, such as turning on headlights, opening a sun roof, sound its horn and turn on the air systems. The monitoring center also offers traffic information and pro-active routing services. Also available is a full concierge service that will book restaurants, hotels, order flowers and other gifts, as well as Internet access and email capability either through IVR or the dedicated Internet connection.

         The management believes that no other competitor offers the full array of services that the Skynet monitoring service center can provide.

                                Internet Tracking

         Netrak is an internet based real-time tracking facility offered by Skynet. During 1999 Skynet has worked closely with Pole Star Space Application Ltd to improve and develop this system. We are now able to offer our customers global mapping, often down to street level at a fraction of the cost we were able to supply mapping for the UK and Europe only. We believe Netrak will revolutionise the self tracking market for smaller fleets. Good street level mapping can cost in excess of $15,000 (when held on the clients own PC). Netrak offers smaller customers good street level mapping at a few cents per position request, thus providing a quality solution for less frequent fleet tracking. Netrak also removes the need for client software to be uploaded on to a customers PC, and allows the customer to track their vehicle from any computer connected to the internet.

                                 Joint Ventures

         Skynet has entered or is entering into Joint Ventures ("JVs") with well managed, well connected and important companies throughout Europe to enable customers to obtain the best local information when travelling through that particular country. Most of these JVs are in a preliminary and development state. JV's are an important part of the "AVIS" and car hire solution currently providing a "Turn Key" opportunity in 38 countries (those countries that are only an option, which has not yet been exercised, are marked):

Skynet                              England
                                    Scotland
                                    Wales
                                    Northern Ireland
                                    Eire

Eurotrade as                        Norway
                                    Sweden
                                    Denmark
                                    Finland (option)
                                    South Africa

Risk Consultants Lebanon
SARL                                Lebanon
                                    Syria
                                    Jordan
                                    United Arab Emirates
                                    Oman
                                    Kuwait
                                    Saudi Arabia
                                    Yemen
                                    Egypt

Skynet Telematics S.A.
in conjunction with
Gestion Developpement &
Financement S.A.                    Switzerland
                                    Italy
                                    India

Lancry Protection Securite
S.A.                                France
                                    Spain (option)
                                    Portugal (option)
                                    Russia (option)

SKAMP International Ltd             Bulgaria
                                    Croatia
                                    Czech Republic
                                    Estonia
                                    Hungary
                                    Latvia
                                    Lithuania
                                    Poland
                                    Romania
                                    Slovakia
                                    Slovenia

                                    Ukraine

         JV's are usually completed on a 25% or 50% Skynet ownership basis with the intention to effect an Initial Public Offering for the JV within 18 months of the commencement of the joint venture.

                                    Customers

         During 1999, there were no customers, other than AVIS UK Ltd., that comprised more than 10% of Skynet's net sales. Because Skynet commenced operations in 1998, Skynet is unable to predict the level of purchases by its largest customers, or any other customer, in the future. The current customer base consists of fleet owners and individuals, with approximately 70% of sales attributed to the fleet owners. Skynet will continue to target owners of fleets of vehicles, car hire companies, motorcycle owners and individual vehicle owners.

         The ComROAD unit with GPS engine, GSM chipset or module and micro processor components of the base unit product for the Skamp line of products will be purchased through ComROAD pursuant to the agreement between Skynet and ComROAD. However, management is also pursuing manufacture of the Skamp products through other manufacturers that will be able to manufacture and design the products to OEM standard. With respect to other principal suppliers of components of the Skamp products, there are several available suppliers and management believes that such goods could be obtained from other suppliers on acceptable terms.

                            Research and Development

         During 1999, Skynet expended $211,388 on research and development programs. Such costs are generally included as factors in determining Skynet's pricing procedures. The Research and Development program successfully developed the Universal Telematic Interface(TM), connector looms and the 4 button kit specifically designed as part of the "AVIS" and world rental car solution. Skynet's R&D department are currently refining the design of the four button kit to enhance the size and ease of use of the buttons adding the dedicated Internet interface and developing a similar product for Motorcycle and Marine use.

                            Competition and Marketing

         There are multiple competitors in the telematics industry, such as Trakbak, Orchid, Tracker (Lo-Jack), OnStar, and Minor Planet. Trakbak, Tracker (Lo-Jack), OnStar, and Minor Planet have financial resources far greater than Skynet's, and such companies can undertake much more extensive marketing and advertising programs than Skynet. Certain other competitors also have greater financial resources than Skynet.

         Skynet competes by stressing the complete range of services that Skynet can provide. While competitors can offer some of the options available to customers, Skynet believes it is the only one to offer all of the services it can provide through one product.

         With respect to Skynet, the management of Skynet believes that there is no competitor in the United Kingdom and Europe, that sells an integrated product incorporating voice link and SMS facilities using GSM, PCN networks a range of Telematic products and Internet. There are, however, other vehicle security systems on the market, and a number of major vehicle manufacturers are or are planning to offer automobiles with some form of vehicle tracking and assistance service. Management believes, however, that the Skamp range of products, with its integrated features and the services offered through its monitoring centers, currently differentiates its product from those of its United Kingdom and European competitors.

         Skynet and its Joint Venture Partners believe that they are the only Integrated group of "Service Providers" for the Telematics Industry, providing common standards of service and emergency response with agreements in 38 countries.

         Skynet's marketing efforts are directed by its sales managers. Each sales manager is focused on a specific target market or markets. In addition to its internal sales force, Skynet markets its products through its 50 authorized dealers. Skynet utilizes direct solicitation through its sales force and its dealer network and provides its dealers with various marketing materials. Skynet is also utilizing selected advertising in trade journals and participates in selected trade shows. Skynet also maintains an internet web site.

                      "AVIS" Solution - Change in Strategy

         "AVIS" solution dictated important change in Skynet's strategy. The commencement of the very important 250 unit trial for AVIS UK at Heathrow, London, UK on 21st September 1999 has led to a major change in strategy and direction. AVIS required Skynet and its Joint Venture partners to provide cutting edge technological solutions to problems, which at times seemed insurmountable. Skynet and its Joint Venture partners were able to achieve all of these solutions sometimes at great cost, on a timely basis enabling a highly successful conclusion to the trial.

         Problem: AVIS required a simple easy to understand telematics device.

         Solution:    Skynet specifically designed a unique 4 button kit to
                      provide ease of use.

         Problem: AVIS require a 30 second billing facility so that customer's bills could be calculated as soon as the car hire contract is finished.

         Solution:    By interfacing the Audio Integrated Voice Recognition
                      Platform between the vehicles GSM device and the Monitoring Centre, a sophisticated highly technical solution was achieved. This solution also allowed Skynet to collect additional revenues from call and line usage.

         Problem:     AVIS required Internet access for its customers.

         Solution:    Provision of Internet access through IVR and dedicated
                      Internet connection.

         Problem: AVIS required a full concierge route planning and places of interest information.

         Solution:    Upgraded information technology and data banks at
                      monitoring service centres.

         Problem:     AVIS require speedy de-installing and re-installations

         Solution:    Developed Universal Telematics interface(TM)and connector
                      looms.

         Problem: AVIS required European and world "turnkey" Telematics solution.

         Solution:    Developed and continue to develop Joint Venture
                      relationships with strong European and middle-east partners to provide AVIS & Hire car companies a comprehensive turn key solution.

         Problem:     AVIS required "no cost option" with revenue returns.

         Solution:    Skynet and West Country Telecom devised a solution whereby the weekly cost of the unit was the same as the savings made by 'AVIS' as well as providing a significant revenue stream calculated as a percentage of Air-time/Internet usage.

         Problem: AVIS required a credit card payment solution so that Airtime usage was on a user pays basis avoiding integration into the AVIS billing platform.

         Solution:    Skynet and West Country Telecom were able to effect "one
                      second" credit card authorisation by using the Audio
                      Integrated Voice Recognition Platform (AIVR) and a Virtual
                      Internet Service Provider (VISP).

         Problem: AVIS required substantial reduction in car thefts and details of the time of any accidents or knocks to vehicles.

         Solution:    Skamp system successfully recovered stolen AVIS vehicle,
                      Skynet has 100% success rate in locating and retrieving stolen vehicles. Motion and tilt sensor attached to Skamp system alerted the Monitoring Centre each time the vehicle was in an accident or damaged.

         Problem: AVIS required remote petrol gauge and mileage readings to speed up AVIS service and avoid disputes at check out.

         Solution:    Skamp and Universal Telematics Interface(TM) provides
                      these solutions.

         Given the size and extent of the solutions required by the exciting "AVIS" project, the Directors of Skynet decided to divert full Management and Senior staff to the "AVIS" project. Inevitably this has resulted in stagnation of UK and European sales, but Skynet Directors believe that was a small price to pay for an opportunity to become AVIS's Worldwide Telematics solution.

         The test on the 250 units at Heathrow was highly successful, demonstrating significant revenues to AVIS and high level of customer appreciation, as well as location of stolen AVIS vehicle. This successful test resulted in a letter of intent from AVIS UK Ltd., dated 7th February 2000 confirming AVIS's intention to fit the whole of their UK fleet of Hire car vehicles (approximately 27000 units) with the Skamp Telematics device. However, at a subsequent meeting Avis UK Ltd., stated that as a condition of this order, AVIS required full world exclusive for the Skamp Telematics products in Hire cars without a time limit. As we have 5 Joint Venture agreements in place we were unable to commit for a world exclusive as it would substantially reduce the potential profitability of Skynet and its Joint Venture partners. We have subsequently been approached by Hertz and are currently negotiating a 250-1000 unit trial in the UK. We are also in negotiation with a number of other Hire car companies in UK and Europe. "AVIS" solution provided Skynet with the focus to package a Worldclass product for the car Hire industry. Skynet and its Joint Venture partners are convinced that the "AVIS" solution for car hire companies will prove to be a very profitable part of Skynet and its partners Telematics business.

                                   Connections

         Telematics and GSM companies are currently valued by the number of "connections" they have an annual basis. Large airtime providers such as Vodaphone, Orange, etc, are particularly interested in acquiring companies with 100,000+ connections. Each hire car connection by Skynet is based on a 3 year contract and is both a GSM connection and an Internet connection to a dedicated Internet service provider.

                                  Key Employee

         Skynet's operations to date have been largely dependent on the efforts of its President, Tomas G. Wilmot. The loss to Skynet of Mr. Wilmot would have a material adverse effect upon the operations of Skynet.

                           Product Liability Insurance

         The Company does not have product liability insurance. Skamp International anticipates purchasing product liability insurance, however, there is no assurance that the Company will obtain such insurance. Skynet Telematics Ltd. has product liability cover of (pound)1,000,000 or $1,620,000 per annum.

                                    Employees

         As of April 2000, the Company did not have any employees. Its subsidiaries had 33 full-time employees as of April 12, 2000. Skynet considers its relationships with its employees to be satisfactory.

                             Government Regulations

         The Company and its subsidiaries have not been materially impacted by existing government regulation, nor is the Company aware of any probable government regulation that would materially affect its operations. There have been no costs to the Company or its subsidiaries in complying with environmental laws.

ITEM 2. DESCRIPTION OF PROPERTY

           The Company owns no properties. Skynet leases approximately 7,500 square feet at Link House, 259 City Road, London, England, which serves as an office and monitoring service center. Skynet has come to terms of agreement with the landlord to lease the space at an annual rate of (pound)60,000 or $97,200. The lease, which expired March 24, 2000, has been extended on a month by month basis at Skynet's option until such time that Skynet re-locates its operations. The current premises are sufficient for the operations of the Company and its subsidiaries, but Skynet have decided that considerable savings can be achieved by re-locating the company outside of central London. This move is expected to take place by end June 2000.

ITEM 3: LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock is traded in the over-the-counter market and reported on the NASD electronic bulletin board, under the symbol "SKYI". The following table sets forth the high and low bid prices of the Company's Common Stock as reported on the over-the-counter market for the periods indicated. The prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                  Bid Prices
Period                                 High                        Low
------                                 ----                        ---
Calendar Year 1998                    $3.27                       $1.83

 First Quarter                        $3.55                       $2.53
  (January 1, 1999 to
   March 30, 1999)
 Second Quarter                       $4.23                       $3.02
  (March 30, 1999 to
   June 30, 1999)

 Third Quarter                        $4.44                       $3.52
  (July 1, 1999 to
   September 30, 1999)
 Fourth Quarter                       $4.00                       $0.75
  (September 30, 1999 to
   December 31, 1999)
 First Quarter                        $6.50                       $1.87
  (January 1, 2000 to
   March 20, 2000)


         As of March 31, 2000, there were approximately 755 record holders of the Company's Common Stock.

         The Company has never paid any cash dividends on its Common Stock and has no present intention to do so. The Company intends to retain all of its earnings for use in its business.

           Recent Sale of Unregistered Securities.

         In October 1999, the Company sold 84,634 shares of common stock under Regulation S of the Securities Act of 1933 for $1.50 per share or an aggregate offering price of $126,951. There was no underwriter for the offering.

         In October 1999, the Company sold 7,000 shares of common stock under Regulation S of the Securities Act of 1933 for $2.00 per share or an aggregate offering price of $14,000. There was no underwriter for the offering.

         In October 1999, the Company sold 34,600 shares of common stock under Regulation S of the Securities Act of 1933 for $2.50 per share or an aggregate offering price of $86,500. There was no underwriter for the offering.

         In October 1999, the Company sold 33,795 shares of common stock under Regulation S of the Securities Act of 1933 for $2.75 per share or an aggregate offering price of $92,936.25. There was no underwriter for the offering.

         In October 1999, the Company sold 2,000 shares of common stock under Regulation S of the Securities Act of 1933 for $3.00 per share or an aggregate offering price of $6,000. There was no underwriter for the offering.

         In October 1999, the Company sold 1,777 shares of common stock under Regulation S of the Securities Act of 1933 for $3.78 per share or an aggregate offering price of $6,717.06. There was no underwriter for the offering.

         In October 1999, the Company sold 1,500 shares of common stock under Regulation S of the Securities Act of 1933 for $3.90 per share or an aggregate offering price of $5,850. There was no underwriter for the offering.

         In October 1999, the Company sold 10,795 shares of common stock under Regulation S of the Securities Act of 1933 for $4.00 per share or an aggregate offering price of $43,180. There was no underwriter for the offering.

         In October 1999, the Company sold 1,576 shares of common stock under Regulation S of the Securities Act of 1933 for $4.25 per share or an aggregate offering price of $6,698. There was no underwriter for the offering.

         In November 1999, the Company sold 39,500 shares of common stock under Regulation S of the Securities Act of 1933 for $1.50 per share or an aggregate offering price of $59,250. There was no underwriter for the offering.

         In November 1999, the Company sold 12,800 shares of common stock under Regulation S of the Securities Act of 1933 for $1.70 per share or an aggregate offering price of $21,760. There was no underwriter for the offering.

         In November 1999, the Company sold 4,000 shares of common stock under Regulation S of the Securities Act of 1933 for $3.50 per share or an aggregate offering price of $14,000. There was no underwriter for the offering.

         In November 1999, the Company sold 5,000 shares of common stock under Regulation S of the Securities Act of 1933 for $3.75 per share or an aggregate offering price of $18,750. There was no underwriter for the offering.

         In December 1999, the Company sold 6,000 shares of common stock under Regulation S of the Securities Act of 1933 for $0.67 per share or an aggregate offering price of $4,020. There was no underwriter for the offering.

         In December 1999, the Company sold 76,400 shares of common stock under Regulation S of the Securities Act of 1933 for $0.70 per share or an aggregate offering price of $53,480. There was no underwriter for the offering.

         In December 1999, the Company sold 8,050 shares of common stock under Regulation S of the Securities Act of 1933 for $1.00 per share or an aggregate offering price of $8,050. There was no underwriter for the offering.

         In December 1999, the Company sold 55,300 shares of common stock under Regulation S of the Securities Act of 1933 for $1.06 per share or an aggregate offering price of $58,618. There was no underwriter for the offering.

         In December 1999, the Company sold 18,000 shares of common stock under Regulation S of the Securities Act of 1933 for $1.25 per share or an aggregate offering price of $22,500. There was no underwriter for the offering.

         In December 1999, the Company sold 6,680 shares of common stock under Regulation S of the Securities Act of 1933 for $2.50 per share or an aggregate offering price of $16,700. There was no underwriter for the offering.

         All of the amounts received from these sales were used by the Company for general working capital purposes in the operations of its subsidiaries.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

         The business of the Company and its subsidiaries is the development, marketing, and distribution of integrated modular automotive telematic systems and the provisions of monitoring services to users of those products. Through its subsidiary Skynet, the Company distributes its own proprietary products and products developed and manufactured by third parties, generally ComROAD AG ("ComROAD")in a number of countries around the world. Skynet entered into a written distribution agreement with ComROAD in March 1999. Skynet develops its own software and hardware solutions to provide for customer specific requirements. These development projects are either patented or are registered as intellectual property and add significant value to the project. Automotive telematic systems combine the technology for mobile phones (GSM), global positioning satellite systems (GPS) and Internet, to enable customers to identify the exact location and status information about automotive vehicles and to receive a variety of information through communication with the monitoring station. These devices can be used by businesses to manage fleets of vehicles of various kinds and by individuals for their automobiles for security purposes, emergencies and access to information available from the monitoring station. These devices are available with in-car vehicle computers operating with Windows CE that provide the user with an array of usage options as are found on a personal digital assistant (PDA), including internet connections and e-mail capabilities.

         Results of Operations

                        CONSOLIDATED RESULT OF OPERATIONS


                                                  1999               1998              CHANGE            %
                                                  ----               ----              ------            -
NET SALES                                        352,922             154,651           198,271         228%

LICENSES                                         788,556                               788,556

TOTAL REVENUES                                 1,141,478             154,651           986,827         738%

COST OF SALES                                   (768,461)           (470,235)         (298,226)         163%

GROSS PROFIT (LOSS)                              373,017            (315,584)           688,601        -118%

DEPRECIATION AND AMORTIZATION                 (1,346,949)           (630,953)         (715,996)         213%

RESEARCH AND DEVELOPMENT                        (211,388)           (122,129)          (89,259)         173%

GENERAL AND ADMINISTRATIVE                    (2,490,578)         (1,281,140)       (1,209,438)         194%

INTEREST EXPENSE-NET                            (116,074)            (27,184)          (88,890)         427%

WRITE-OFF OF LICENSE AND
   SETTLEMENT OF LIABILITIES                    (413,727)                             (413,727)

FINDERS' FEE                                                        (250,540)           250,540

TOTAL EXPENSES                                (4,578,716)         (2,311,946)       (2,266,770)         198%

NET LOSS                                      (4,205,699)         (2,627,530)       (1,578,169)          80%

1999

         The above table represents the analysis of the increases and decreases of the components of consolidated results of operations as derived from the Company's consolidated financial statements. In general, 1999 is not comparable to 1998 because in 1998 the Company was in the development stage and was organizing and acquiring subsidiaries, whereas in 1999 the Company began a greater effort to market the Company's products.

         Net Sales

         Net sales increased over 1998 as the Company was no longer in the development stage and has now actively commenced marketing the Company's products. The "Avis Solution" and change of corporate strategy to facilitate software, technical and specialist design responses to Avis's demands, resulted in lower sales than anticipated. However these matters have now been resolved and sales are expected to increase substantially through 2000 and beyond. License sales represent the sale of a license to sell certain of the Company's products in North America. Although the Company may enter into additional sales of licenses, there can be no assurance they will.


         Cost of Sales

         Although cost of sales has increased in 1999, the gross profit percentage has decreased as the Company is no longer in the development stage. The current gross profit percentage is not indicative of when the Company will be at higher sales levels. Purchases and salaries are the largest components of costs of sales.

         Depreciation and Amortization

         Depreciation and amortization has increased as 1999 is the first full year of depreciation and amortization and, for 1999, the Company has acquired additional fixed assets.

         Research and Development

         Research and development has increased and will increase substantially as cutting edge technological solutions are designed to meet specific customer requirements. Telematics systems require software and hardware development to ensure full customer utilization and demand. In the same way that computers will not function without software, telematics requires software, hardware, sensors, looms and monitoring service center development. The Company has obtained the additional financing to further such development.

         General and Administrative Expenses

         General and administrative expenses increased substantially as compared to 1998, as 1998 was a startup and organizational period, whereas 1999 was a full year of operations, with an increased marketing effort and substantial additional costs were incurred in reaching the "Avis Solution". The Company has a program to keep general and administrative expenses as low as possible. Salaries, professional fees and marketing are the most significant components of general and administrative.

         Interest Expense

         Interest expense increased substantially over 1998 as the Company incurred additional financing as needed for the continued operations of the Company.

         Write-off of Licenses and
           Settlement of Liabilities

         Write-off of licenses and settlements of liabilities in 1999 includes both the write-off of the unamortized licenses acquired in 1998 by SSCC and settlements with certain of the sellers of SSCC.

         Net Loss

         Consolidated net loss has increased due to the nature of the Company's plan of operations rather than declining profitability. The Company anticipates reaching profitability by the end of 2000.

         1998

         The year ended December 31, 1998 was the first year the Company generated revenues from operations. The consolidated statement of operations for the year ended December 31, 1998 reflects the operations of the Company and its subsidiaries. For that period the Company's consolidated total sales were $154,651, consisting of $98,339 for vehicle units, $27,299 in monitoring fees and $29,013 from airtime connection bonuses. All of these sales were generated by Skynet solely from sales of the Skynet 2001 unit and related services. With the addition of the new Skamp product range (ComROAD products), sales of units are expected to rise dramatically during 1999. Skynet has orders for 87,000 Skamp units that it anticipates will be provided to customers over the next 18 months. Revenue from monitoring fees and airtime connections will also increase along with new revenue streams from other related services such as sale of airtime usage and information services.

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

         Financial Condition, Liquidity and Capital Resources

         1999

         During 1999, the Company raised $3,008,677, net of expenses of $864,564, from private sales of shares of its common stock, which were the Company's primary source of the Company's funding of operations for the Company and its subsidiaries'.

         1998

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

         The Company believes it has built an infrastructure sufficient to support a substantial increase in the size of the operations of the Company and its subsidiaries over the next few years and intends to focus its efforts on revenue growth. Skynet intends to substantially increase its marketing and distribution efforts over the next year, and will focus its marketing efforts primarily on the distribution of the ComROAD Skamp range of products. Such activities will require additional funds either in the form of additional capital or financing to permit Skynet to purchase the products from ComROAD that it in turn sells to others. There can be no assurance that the Company and its subsidiaries will be able to obtain the capital or financing they need to implement their growth strategy.

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

Inflation

         The Company believes that the impact of inflation and changing prices on its operations since commencement of operations has been negligible.

Seasonality

          The Company does not deem its revenues to be seasonal and any effect would be immaterial.


ITEM 7. FINANCIAL STATEMENTS

                  The financial statements to be provided pursuant to this Item 7 begin on page F-1 of this Report, following Part III hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Smith & Company was engaged as the Company's principal accountant to audit the Company's financial statements for the fiscal year ended December 31, 1998. Most, Horowitz & Company, LLP was engaged as the Company's principal accountant to audit the Company's financial statements for the fiscal year ended December 31, 1999. The Company has had no disagreements with its accountants.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                  Set forth below are the names of all directors and executive officers of the Company along with certain information relating to the business experience of each of the listed officers.

           Name                 Age                  Position
           ----                 ---       -----------------------------------
Tomas Wilmot                    53        President and Chairman of the Board
Stuart Langston                 56        Executive Officer and Director
Mark Dingley                    41        Chief Financial Officer
Guy Tingay                      32        Executive Officer
Kevin Wilmot                    31        Secretary
David Grimshaw                  47        Executive Officer
Christopher Wilmot              30        Executive Officer
Philip Porter                   29        Executive Officer
Lord Montagu of Beaulieu        74        Director
David Stead                     37        Executive Officer and Director
James Ryall                     38        Director

         Directors are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors subject to any contracts of employment.

         Tomas Wilmot: Mr. Wilmot is the President of the Company. From 1988 to 1998 Mr. Wilmot was involved in the development of a gold mining property known as Anglo Swiss Gold Mine Corporation Ltd and financing young and emerging companies. He is used to hands-on involvement in young and emerging companies and providing finance for these companies from his personal resources and also from the resources of professional investors and friends. He is the author of "The Over the Counter Market".

         Stuart Langston: Mr. Langston is a Managing Director of Skynet Telematics Ltd. From 1995 to 1999, Mr. Langston acted as a specialist in banking, asset management and credit control at Bank of Ireland, Merrill Lynch and Lloyd's Bank.

         Mark Dingley: Mr. Dingley is the Chief Financial Officer of the Company. Trained with Finnie & Co. (now part of BDO Stoy Hayward) and spent seven years in the profession before moving into commerce. As financial director of the Toprak Group of Companies in the UK, part of a large Turkish conglomerate, he was a pivotal member of the management team and instrumental in restructuring the UK group. Following five years at Toprak, he joined Checkline Plc, one of the leading providers of EFT solutions in the UK. As company secretary and head of finance, he played a key role in board decisions and the development of corporate strategy. Along with highly developed organisational skills, he has had extensive experience in implementing and maintaining computer-based management information systems.

         Guy Tinguy: Mr. Tinguy is operations director of Skynet Telematics Ltd. Prior to joining the Company, Mr. Tinguy worked for Legal and General, where he developed call centers which used computer telephony integration.

         Kevin Wilmot: Mr. Wilmot was a director of an international private language school from 1995 to 1998 and has been dealing with investment throughout his career and early adulthood involving positions as a trainee dealer between 1987 and 1991. He is currently a full member of the Investor Relations Society.

         David Grimshaw: Mr. Grimshaw is the European Sales Director for Skynet Telematics, Ltd. From 1987 until he joined the Company, he was a corporate sales executive at Vecta Vehicle Immobilization Systems.

         Christopher Wilmot: Mr. Christopher Wilmot is the Marketing Director of Skynet Telematics Ltd. Between 1993 and 1997, Mr. Wilmot established a financial intermediary company in Ireland. Between 1997 and joining the Company he worked as an independent consultant.

         Philip Porter: Mr. Porter is the telematics director for Skynet Telematics Ltd. Prior to joining the Company, he worked for an automobile electrical manufacturer which sub-contracted with major car manufacturing companies to install electrical systems in automobiles.

         Lord Montagu of Beaulieu: Lord Montagu of Beaulieu is the third Baron Montagu of Beaulieu. He has been an active member of the House of Lords for many years.

         David Stead: Mr. Stead is presently a Managing Director of Skynet Telematics Ltd. Since 1995, Mr. Stead has been a member of higher levels of management with some of the world's largest, innovative, most dynamic and multi-billion dollar corporations, AMP, TRW, ZF, Varity and Krupp. By leading teams to drive for early involvement in emerging programs and technologies and through a thorough understanding of the changing market needs he has forged and maintained market leadership dominance for these companies. Notably, he has with marked success defined then lead new product strategies and penetrated new and sometimes hostile accounts.

         James Ryall: After eight years with Flemings (London) ending up as director and head of Hong Kong, Singapore & Malaysian equity sales, in 1997, Mr. Ryall left to establish a private venture capital investment company (Duncraig International) owned by him and a partner. That company sources, appraises, structures and manages a range of diverse investments both in UK and overseas, from telecoms in California, to motorcycle importation from Japan and is involved with management of all businesses both at macro and micro level, establishing and maintaining compliance, control and reporting standards.

Section 16(a) Beneficial Ownership Reporting Compliance

         Pursuant to Section 16 of the Exchange Act, the Company's Directors and executive officers and beneficial owners of more than 10% of the Company's common stock, par value $.001 ("Common Stock"), are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended December 31, 1999.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company by the Company's Chief Executive Officer. No other executive officer of the Company received total compensation in excess of $100,000 during the last three years.

                                      Annual Compensation      Long Term Compensation
                                   -------------------------   ----------------------
                                           Payouts                  Awards
                                           -------                  ------
   (a)                     (b)      (c)               (d)      (e)          (f)              (g)           (h)        (i)
                                                                                                          Long-
                                                                                                          term
                                                               Other      Restrict-                       incen-
Name                                                           Annual     ed                              tive        All
and                                                            Compen-    Stock             Options/      Plan        Other
Principal                                                      sation     Award(s)          SARs          Payouts     Com-
Position                  Year     Salary($)        Bonus($)   ($)        ($)               (#)           ($)         pensation
---------                 ----     ---------        --------   -------    ---------         --------      -------     ---------
Tomas Wilmot,             1999     $100,000(1)      $  0        $0         0               1,000,000        0             0
Chief Executive           1998     $0(2)            $  0        $0         0                   0            0             0
Officer and               1997     $0(2)            $  0        $0         0                   0            0             0
Chairman of the
Board of Directors

      --------------------------------

(1) The Company accrued salary of $100,000 for Mr. Wilmot during 1999.

(2) Mr. Wilmot's salary was paid by subsidiaries of the Company in 1998 and 1997.

               Number of      Percent of Total
               Securities      Options/SARs
               Underlying        Granted          Exercise
Name of       Options/SARs     to Employees       or Base        Expiration
Individual      Granted       In Fiscal Year   Price($/Share)       Date
Tomas Wilmot   1,000,000           56%             $1.00       July 22, 2004


Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year Ended Option/SAR Values

                                      Number of Securities
                                          Underlying                Value of Unexercised
               Shares                     Unexercised                  In-The-Money
            Acquired on     Value        Options/SARs                 Options/SARs
Name of      Exercise     Realized    at Fiscal Year End (#)      at Fiscal Year End ($)
Individual      (#)         ($)      Exercisable/Unexercisable   Exercisable/Unexercisable
----------  -----------   --------   -------------------------   -------------------------
NONE




Compensation of Directors

             No compensation is paid currently by the Company to any of its Directors, who are not employees of the Company. However, each Director is entitled to receive reimbursement for travel expenses for attendance at meetings of the Board.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The following table sets forth, as of the date of this filing, the number of shares of the Company's outstanding Common Stock, $.001 par value, beneficially owned (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) by each director of the Company, by each named executive officer of the Company, by each beneficial owner of more than 5% of the Company's Common Stock and by all of the Company's officers and directors as a group.

Name and Address                    Amount and Nature of                    Percentage
of Beneficial Owner               Beneficial Ownership (1)                 of Class (2)
-------------------               ------------------------                 ------------
Tomas Wilmot                              10,500,000                           40.7%
c/o Skynet Telematics
Link House
259 City Road
London, U.K.

Sousa International                        5,000,000                           19.4%
43 Portland Place
London, U.K.

Lord Montagu of Beaulieu                     110,000                           *
c/o Skynet Telematics
Link House
259 City Road
London, U.K.

James Ryall                                  216,636                           *
c/o Skynet Telematics
Link House
259 City Road
London, U.K.

Kevin Wilmot                                220,000                            *
c/o Skynet Telematics
Link House
259 City Road
London, U.K.

Guy Tingay                                   103,025                           *
c/o Skynet Telematics
Link House
259 City Road
London, U.K.

Mark Dingley                                 195,000                           *
c/o Skynet Telematics
Link House
259 City Road
London, U.K.

Name and Address                    Amount and Nature of                    Percentage
of Beneficial Owner               Beneficial Ownership (1)                 of Class (2)
-------------------               ------------------------                 ------------
Christopher Wilmot                            434,834                          1.7%
c/o Skynet Telematics
Link House
259 City Road
London, U.K.

David Grimshaw                                100,500                          *
c/o Skynet Telematics
Link House
259 City Road
London, U.K.

David Stead                                   100,000                          *
c/o Skynet Telematics
Link House
259 City Road
London, U.K.

Officers and directors as a group          11,979,995                         46.5%

* denotes less than 1%.

(1) Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the person indicated.

(2) Based on 25,785,214 shares outstanding as of March 14, 2000 and 1,800,000 options to purchase shares. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are convertible or exercisable within sixty (60) days of the date hereof (pursuant to Rule 13d-3 under the Securities Exchange Act of 1934) have been converted or exercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On December 23, 1998, the Company issued 5,000,000 shares of common stock to Leandra De Oliveria Sousa in exchange for the cancellation of a (pound)4,000,000 unsecured promissory note issued by the Company's wholly owned subsidiary, Netking. These shares were subsequently transferred to Sousa International. Ms. Sousa is the principal stockholder of Sousa International. Those shares represented approximately 22.7% of the issued and outstanding shares of common stock of the Company at the time of the issuance. The shares were issued pursuant to Regulation S of the Securities Act of 1933.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

             (a)     Exhibits

Exhibit No.    Description
-----------    -----------
      2.1      Stock Purchase and Sale Agreement among Peripheral Connections, Inc. and
               Tomas Wilmot (1)

      3.1      Articles of Incorporation of Skynet Telematics, Inc., and Amended Articles (1)

      3.2      By-laws of Skynet Telematics, Inc. (1)

      10       Material Contracts Strategic Alliance, Distribution, License and Cooperation Agreement*

      21       Subsidiaries of the Registrant *

      23       Consents *

      27       Financial Data Schedule *


(1) Incorporated by reference from the Form 10-KSB filed for the fiscal year ended December 31, 1997.

 *  Filed herewith.

    (b) Reports on Form 8-K.

         There were no Reports on Form 8-K filed by the Company during fiscal year ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2000

SKYNET TELEMATICS, INC.


By: /s/Mark Dingley                              By: /s/Tomas Wilmot
    -----------------------                           --------------------------
       Mark Dingly                                      Tomas Wilmot
       Chief Financial Officer                          Chief Executive Officer

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                   Title                             Date
      ---------                   -----                             ----

/s/Tomas Wilmot                Chairman and Chief                 April 13, 2000
-----------------------------  Executive Officer
   Tomas Wilmot



/s/Mark Dingley                Chief Financial                    April 13, 2000
-----------------------------  Officer and Director
   Mark Dingley



/s/Stuart Langston             Executive Officer and Director     April 13, 2000
-----------------------------
   Stuart Langston



/s/Lord Montagu                Director                           April 13, 2000
-----------------------------
   Lord Montagu of Beaulieu



/s/David Stead                 Director                           April 13, 2000
-----------------------------
   David Stead



/s/James Ryall                 Director                           April 13, 2000
-----------------------------
   James Ryall

                   SKYNET TELEMATICS.COM INC. AND SUBSIDIARIES
                        (FORMERLY SKYNET TELEMATICS INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX




Independent Auditors' Report - December 31, 1999 ..................       F-2

Independent Auditor's Report - December 31, 1998 ..................       F-3

Independent Auditor's Report - United Kingdom - December 31, 1999
  and 1998
    - Netking Limited and Subsidiary (UK) - December 31, 1999
      and 1998
    - Skamp International Limited (UK) - December 31, 1999 ........  F-4 to F-5

Consolidated Balance Sheet - December 31, 1999 ....................       F-6

Consolidated Statement of Income and
  Comprehensive Income - Years Ended December 31, 1999 and 1998 ...       F-7

Consolidated Statement of Stockholders' Equity - Years Ended
  December 31, 1999 and 1998 ......................................       F-8

Consolidated Statement of Cash Flows - Years Ended
  December 31, 1999 and 1998 ......................................  F-9 to F-10

Notes to the Consolidated Financial Statement ..................... F-11 to F-19

Stockholders and Board of Directors
Skynet Telematics.com Inc.
London, United Kingdom

                          INDEPENDENT AUDITORS' REPORT

         We have audited the accompanying consolidated balance sheet of Skynet Telematics.com Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the 1999 consolidated financial statements of Netking Limited and Subsidiary or Skamp International Limited, subsidiaries of the Company, which statements reflect total assets constituting 0 percent of the consolidated total as of December 31, 1999, and total revenues constituting 69 percent of the related consolidated totals for the year ended December 31, 1999. Those statements were audited by other auditors whose reports, dated April 12, 2000, have been furnished to us and included herein and our opinion, insofar as it relates to data included for Netking Limited and Subsidiary and Skamp International Limited, is based solely on the report of the other auditors.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Skynet Telematics.com Inc. and Subsidiaries as of December 31, 1999, and their results of their operations and cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has incurred losses from operations for 1999 and 1998 which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           /s/  Most Horowitz & Company, LLP
                                           ---------------------------------
                                                Most Horowitz & Company, LLP

New York, New York
April 13, 2000

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
      CERTIFIED PUBLIC ACCOUNTANTS            E-MAIL: smith&co@smithandcocpa.com

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT
Board of Directors
Skynet Telematics Inc.
(formerly Peripheral Connections, Inc.)
(A Development Stage Company)


         We have audited the consolidated accompanying statements of income and comprehensive income, changes in stockholders' equity, and cash flows of Skynet Telematics Inc. (formerly Peripheral Connections, Inc.) (a development stage company) and subsidiaries for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity, and cash flows of Skynet Telematics Inc. (formerly Peripheral Connections, Inc.) (a development stage company) and subsidiaries for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

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

                                                    /s/ SMITH & COMPANY

                                                    CERTIFIED PUBLIC ACCOUNTANTS
Salt Lake City, Utah
March 26, 1999

NETKING LIMITED

AUDITORS' REPORT TO THE MEMBERS
--------------------------------------------------------------------------------

We have audited the consolidated financial statements on pages 5 to 16 which have been prepared under the historical cost convention and on the basis of accounting policies set out on pages 10 and 11.

RESPECTIVE RESPONSIBILITIES OF THE DIRECTOR AND AUDITORS
As described in the director's report, the company's director is responsible for the preparation of consolidated financial statements. It is our responsibility to form an independent opinion , based on our audit, on those statements and to report our opinion to you.

BASIS OF OPINION
We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the consolidated financial statements. It also includes an assessment of the significant estimates and judgements made by the director in the preparation of the consolidated financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance as to whether the consolidated financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the consolidated financial statements.

Going concern
In forming our opinion, we have considered the adequacy of the disclosures made in note 1 to the consolidated financial statements concerning the uncertainty arising from the group's trading losses. In view of the significance of this uncertainty we consider that it should be drawn to your attention but our opinion is not qualified in this respect.

OPINION
In our opinion the consolidated financial statements give a true and fair view of the state of affairs of the company and of the group as at 31st December 1999 and of the group's loss for the year then ended and have been properly prepared in accordance with the Companies Act 1985.






The Lawrence Woolfson Partnership
Chartered Accountants and Registered Auditor
1 Bentinck Street
London W1M 5RN



Date:    12th April 2000

SKAMP INTERNATIONAL LIMITED

AUDITORS' REPORT TO THE MEMBERS
--------------------------------------------------------------------------------

We have audited the financial statements on pages 4 to 6 which have been prepared under the historical cost convention and on the basis of accounting policies set out on page 6.

RESPECTIVE RESPONSIBILITIES OF THE DIRECTORS AND AUDITORS
As described in the directors' report, the company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

BASIS OF OPINION
We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance as to whether the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

OPINION
In our opinion the financial statements give a true and fair view of the state of affairs of the company as at 31st December 1999 and of its loss for the period then ended and have been properly prepared in accordance with the Companies Act 1985.







The Lawrence Woolfson Partnership
Chartered Accountants and Registered Auditor
1 Bentinck Street
London   W1M 5RN


Date:    12th April 2000

                   SKYNET TELEMATICS.COM INC. AND SUBSIDIARIES
                        (FORMERLY SKYNET TELEMATICS INC.)

                           CONSOLIDATED BALANCE SHEET
                                December 31, 1999

                                     ASSETS

CURRENT ASSETS
      Accounts receivable (net of allowance for doubtful
           accounts of $21,791) ....................................$    165,598
      Inventory ....................................................     271,212
      Prepaid expenses .............................................     210,145
                                                                    ------------

         TOTAL CURRENT ASSETS ......................................     646,955

FIXED ASSETS (Note 5) ..............................................     526,764
SOFTWARE AND INTELLECTUAL PROPERTY (NOTE 6) ........................   5,247,168
DEFERRED EXPENSES (Note 4) .........................................      47,762
                                                                    ------------

         TOTAL ASSETS .............................................. $ 6,468,649
                                                                     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Bank overdraft ............................................... $    66,608
      Accounts payable and accrued expenses ........................   1,177,749
      Capitalized lease obligations ................................     132,547
      Note payable  (Note 7) .......................................      72,262
                                                                     -----------

         TOTAL CURRENT LIABILITIES .................................   1,449,166

LOANS PAYABLE (Note 4) .............................................     375,177
                                                                     -----------

         TOTAL LIABILITIES .........................................   1,824,343
                                                                     -----------

COMMITMENTS (Notes 4, 8, 9 and 14)

STOCKHOLDERS' EQUITY
      Preferred stock - $.001 par value; authorized: 20,000,000 shares;
          issued and outstanding: none (Note 3)
      Common stock - $.001 par value;  authorized: 75,000,000 shares;
          issued and outstanding: 24,513,495 shares in 1999
          and 21,944,416 shares in 1998 (Note  3) ..................     24,514
      Additional paid-in capital ................................... 11,642,153
      Deficit ...................................................... (7,108,264)
      Accumulated other comprehensive income .......................     85,903
                                                                    -----------

         TOTAL STOCKHOLDERS' EQUITY ................................  4,644,306
                                                                    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................$ 6,468,649
                                                                    ===========




                 See notes to consolidated financial statements.

                   SKYNET TELEMATICS.COM INC. AND SUBSIDIARIES
                        (FORMERLY SKYNET TELEMATICS INC.)

                        CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                     Years Ended December 31, 1999 and 1998


                                                                              1999                    1998
                                                                           ----------             ------------

REVENUES
     Sales .......................................................         $  352,922             $    154,651
     License (Note 9) ............................................            788,556
                                                                           -----------            ------------

         TOTAL REVENUES ..........................................          1,141,478                  154,651

COST OF SALES ....................................................           (768,461)                (470,235)
                                                                           ------------           ------------

         GROSS PROFIT (LOSS) .....................................            373,017                 (315,584)

DEPRECIATION AND AMORTIZATION (NOTES 5 AND 6) ....................         (1,346,949)                (630,953)
RESEARCH AND DEVELOPMENT .........................................           (211,388)                (122,129)
GENERAL AND ADMINISTRATIVE EXPENSES ..............................         (2,490,578)              (1,281,140)
INTEREST EXPENSE - NET ...........................................           (116,074)                 (27,184)
WRITE-OFF OF LICENSE AND SETTLEMENT
      OF LIABILITIES (NOTE 4) ....................................           (413,727)
FINDER'S FEE RELATED TO
    SUBSIDIARY ACQUISITION (NOTE 4)                                                                   (250,540)
                                                                           ----------             ------------

         NET LOSS ................................................         (4,205,699)              (2,627,530)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS .........................             (4,961)                  90,864
                                                                           ----------             ------------

         TOTAL COMPREHENSIVE LOSS ................................        ($4,210,660)            ($ 2,536,666)
                                                                           ==========             ============


NET LOSS PER COMMON SHARE (NOTE 6) ...............................        ($      .18)            ($       .21)
                                                                           ==========             ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES .........................         22,767,667               12,356,978
                                                                           ==========             ============







                 See notes to consolidated financial statements.

                   SKYNET TELEMATICS.COM INC. AND SUBSIDIARIES
                        (FORMERLY SKYNET TELEMATICS INC.)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended December 31, 1999 and 1998

                                                                                                          Accumulated
                                                                            Additional                       Other
                                                          Common Stock        Paid-in                    Comprehensive
                                                 Shares          Amount       Capital          Deficit      Income           Total
                                                 ------          ------       -------          -------   -------------       -----

BALANCE - JANUARY 1, 1998 ....................   3,850,000       $3,850       $282,150       ($275,035)                  $   10,965

      Issuance of common stock
          for cash (net of costs of $17,500) .   1,434,550        1,434        768,204                                      769,638

      Issuance of common stock
          for subsidiary .....................  10,000,000       10,000       ( 10,000)

      Issuance of common stock
          for expenses .......................   1,659,866        1,660        454,627                                      456,287

      Issuance of common stock
          to repayment of debt ...............   5,000,000        5,000      6,595,000                                    6,600,000

      Paid-in capital of subsidiary ..........                                   2,191                                        2,191

      Comprehensive income loss

           Net loss ..........................                                              (2,627,530)                  (2,627,530)

          Foreign currency translation
              adjustments ....................                                                             $ 90,864          90,864
                                               -----------    ---------   ------------     ------------    --------    ------------


BALANCE - DECEMBER 31, 1998 ..................  21,944,416       21,944      8,092,172      (2,902,565)      90,864       5,302,415

      Issuance of common stock
         for cash (net of costs of $864,564) .   2,150,165        2,151      3,006,526                                    3,008,677

      Issuance of common stock
         for expenses ........................     245,994          246        381,083                                      381,329

      Issuance of common stock for
         repayment of debt ...................     172,920          173        162,372                                      162,545

      Comprehensive loss

           Net loss                                                                         (4,205,699)                  (4,205,699)

           Foreign currency translation
               adjustment ....................                                                               (4,961)     (    4,961)
                                               -----------    ---------   ------------     ------------     -------       ---------

BALANCE - DECEMBER 31, 1999 ..................  24,513,495      $24,514    $11,642,153     ($7,108,264)     $85,903      $4,644,306
                                               ===========      =======    ===========      ==========      =======      ==========







                 See notes to consolidated financial statements.

                   SKYNET TELEMATICS.COM INC. AND SUBSIDIARIES
                        (FORMERLY SKYNET TELEMATICS INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     Years Ended December 31, 1999 and 1998


                                                                                         1999                    1998
                                                                                     -----------             -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss ..................................................................     ($4,205,699)            ($2,627,530)
     Adjustments to reconcile net loss to cash
          used by operating activities
              Depreciation and amortization ....................................       1,346,949                 630,953
              Write-off of license and settlement of liabilities ...............         413,727
              Shares issued for expenses .......................................         381,329                 456,287
              Foreign currency translation adjustments .........................          (4,961)
              Bad debt expense .................................................          21,791
              License income ...................................................        (788,556)
     Increase (decrease) in cash from
          Accounts receivable ..................................................        (163,916)                (23,473)
          Inventory ............................................................        (270,382)                   (830)
          Prepaid expenses .....................................................        (172,692)                (37,453)
          Deferred expenses ....................................................         (47,762)
          Accounts payable and accrued expenses ................................         820,641                 429,923
                                                                                     -----------             -----------

                NET CASH USED IN
                      OPERATING ACTIVITIES......................................      (2,669,531)             (1,172,123)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases fixed assets (net of capitalized lease
          Obligations of $170,297) .............................................        (364,022)               (409,000)
                                                                                     -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sales of common stock
        (net of expense of $838,374 in 1999
        and $17,500 in 1998) ...................................................       3,008,677                 759,638
    Proceeds from loans ........................................................         107,262                 434,134
    Bank overdraft .............................................................          24,866                  41,742
    Repayments of loans payable ................................................         (69,522)               (349,297)
    Payments of capitalized lease obligations ..................................         (37,750)
    Loans payable - stockholders                                                                                 681,325
    Other                                                                                                          2,636
                                                                                     -----------             -----------

                NET CASH PROVIDED BY
                     FINANCING ACTIVITIES ......................................       3,033,533               1,570,178
                                                                                     -----------             -----------



                                   (CONTINUED)

                 See notes to consolidated financial statements.

                   SKYNET TELEMATICS.COM INC. AND SUBSIDIARIES
                        (FORMERLY SKYNET TELEMATICS INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     Years Ended December 31, 1999 and 1998

                                   (CONTINUED)



                                                        1999               1998
                                                       ------           --------

                DECREASED IN CASH ...............     ($   20)         ($10,945)

CASH AT BEGINNING OF YEAR .......................          20            10,965
                                                       ------           --------

CASH AT END OF YEAR .............................       None            $    20
                                                       ======           ========

CASH PAID FOR INTEREST ..........................      $6,472           $  3,858
                                                       ======           ========



SUPPLEMENTAL NONCASH ACTIVITIES
      In 1999, the Company sold a license in exchange for the cancellation of notes payable of $788,556 (Note 9).

      In 1998, the Company issued 10,000,000 shares of common stock to acquire Netking and issued 750,000 shares of common stock as a finder's fee (Note 4). Skynet Telematics Limited acquired assets of $6,720,000 during the period by incurring a loan payable in the same amount. The loan was converted into equity of $6,600,000 (Note 4).

      In 1998, a subsidiary acquired SSCC with net assets of $424,063 by incurring a liability (Note 4).








                 See notes to consolidated financial statements.

                   SKYNET TELEMATICS.COM INC. AND SUBSIDIARIES
                        (FORMERLY SKYNET TELEMATICS INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       NATURE OF OPERATIONS

         Skynet Telematics.com Inc. (Company) and its subsidiaries develop, market, license, and monitor tracking and anti-theft systems for automobiles and trucks.

         In December 1998, the Company changed its name from Peripheral Connections, Inc. to Skynet Telematics, Inc. and, subsequent to December 31, 1999, to Skynet Telematics.com Inc. Through December 31, 1998, the Company was in the development stage.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Consolidation

         The consolidated financial statements include the accounts of the Company and all of its subsidiaries (Note 4), as follows:

         Netking Limited (Netking), a wholly-owned subsidiary of the Company Skynet Telematics Limited, a wholly-owned subsidiary of Netking Peripheral Canada, Inc. (Peripheral Canada), a wholly-owned subsidiary of the Company Skynet Satellite Communications Corporation (SSCC), a wholly-owned subsidiary of Peripheral Canada
         Skamp International Limited (Skamp), a 51% owned subsidiary of the Company

         All material intercompany transactions have been eliminated.

         Accounting Methods

         The Company recognizes income and expenses based on the accrual method of accounting.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Inventory

         Inventory is valued at the lower cost, determined by the first-in, first-out method, or market.

         Fixed Assets

         Fixed assets were stated at cost and are being depreciated on the declining-balance method, as follows:

                  Computer and office equipment               25%
                  Motor vehicles                              25%
                  Furniture and fixtures                      10%

         Software and Intellectual Property

         Software and intellectual property were stated at cost and, commencing October 1, 1999, are being amortized on the straight-line method over the remaining estimated useful lives of the assets of 3 1/4 years (Note 6).

         Licenses

         Licenses acquired were stated at cost and were being amortized on the straight-line method over the term of the licenses of five years (Note 4).

         Impairment of Long-Lived Assets

         The Company annually reviews the carrying value of its long-lived assets to determine if the future cash flows to be derived from these properties will be sufficient to recover the remaining carrying values.

         Research and Development

         Research and development expenses are charged to operations as incurred.

         Foreign Currency Translation

         The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity.

         Revenue Recognition

         Product sales are recognized when products are shipped and monitoring income is recognized over the monitoring period on the straight-line method. Although the Company warrants its products, it is unable to estimate the future costs, if any, relating to warranty expense and, as such, recognizes warranty expenses as incurred.

         Advertising Expenses

         Advertising expenses were charged to operations as incurred and were $137,703 and $140,745 for the years ended December 31, 1999 and 1998, respectively.

         Stock Based Compensation

         Compensation cost for stock, stock options, warrants, etc., issued to non-employees are based on the fair value method.

         Net Loss Per Share

         Net loss per common share was computed on the weighted average number of common shares and common shares equivalents outstanding during the year. Fully-dilutive loss per common share is not presented because it was anti-dilutive.

         Concentration of Credit Risk

         Financial instruments, which potentially subject the Company to concentration of risk, consist of cash and investments. The Company places its investments in highly rated term deposit obligations which limits the amount of credit exposure. Historically, the Company has not experienced any losses related to investments.

         Income Taxes

         Deferred income taxes have been provided for temporary differences between consolidated financial statement and income tax reporting, resulting primarily from net operating loss carryforwards.


3.       CAPITALIZATION

         In March 1990, the Company's authorized 25,000,000 shares of $.001, par value, Class A common stock and issued 1,000,000 shares of its common stock for $1,000 in cash, for an average consideration of $.001, per share. In January 1999, the Company increased its authorized Class A common shares to 75,000,000 and authorized 20,000,000 shares of preferred stock, without designation.

         During the years ended December 31, 1999 and 1998, the Company issued 272,811 and 1,659,866, respectively, shares of common stock to employees and non-employees in exchange for services at price ranging from $ .22 to $3.25, in 1999 and from $.45 to $2.00, in 1998, per share.

         Options

         During the year ended December 31, 1999, the Company issued 1,700,000 and 100,000 options to purchase shares of common stock, exercisble at $1 and $2, per share, respectively, through July 2004. As of December 31, 1999, no shares under option have been exercised.

         Reserved shares

         As of December 31, 1999, the Company has reserved shares as follows:



                    Warrants (Note 4)               3,291,662
                    Options (Note 3)                1,700,000
                    SSCC sellers (Note 4)           1,327,080
                                                    ---------
                                                    6,318,742
                                                    =========

4.       ACQUISITIONS

         Netking

         On April 9, 1998, the Company acquired all of the outstanding common stock of Netking, an English private limited company, from the beneficial owner of all the outstanding common stock of Netking. The purchase price paid for the purchased stock was 10,000,000 newly issued shares of the common stock of the Company, approximately 68.5% of all of the outstanding stock of the Company after such issuance. The consideration was determined by arm's length negotiations between the Seller and Company. Prior to the acquisition, there was no material relationship between the Seller and Company or any of its affiliates, any director or officer of the Company, or any associate of any such directors or officers. There are no arrangements or understandings among members of both the former and new control person or their associates with respect to election of directors or other matters.

         There are two shares of Netking outstanding, because English law requires two shareholders. The Company holds title to one share of stock of Netking and the Company and its chief operating officer, as nominee for the Company, jointly hold title to the other share.

         Netking is the beneficial owner of Skynet Telematics Limited (formerly Skynet 2001 Limited), an English private limited company. Skynet Telematics Limited owns the software and intellectual property pertaining to all aspects of the Skynet 2001 in-vehicle system. The Skynet 2001 system uses communications and security technology coupled with proprietary software that provides in-vehicle protection, security and information services using mobile cellular telecommunications. The Skynet 2001 system provides 24 hour monitoring of vehicle security, personal distress alarm, and impact sensor and information services, as well as normal cellular telephone capability. In January 1998, Netking acquired the assets of Skynet Telematics Limited for $6,720,000, the fair value of the assets acquired of which $6,600,000 was a note. In December 1998, the Company issued 5,000,000 shares of common stock to repay the loan.

         A portion of the business of Skynet Telematics Limited and Netking acquired by the Company constitutes equipment and other physical property previously used in the business of the Seller. The Company intends to continue to use such equipment and physical property for the same purposes.

         In addition, the Company issued 750,000 shares of common stock valued at $150,000, as a finder's fee.

         The transaction has been accounted for as a purchase and the Company has allocated the purchase price primarily to software and intellectual property acquired. The value of the shares issued was based on the value of the assets acquired as determined by independent appraisal.

         SSCC

         SSCC owns licenses acquired from Skynet Telematics Limited for certain of the Company's products.

         On June 5, 1998, Peripheral Canada purchased SSCC. The purchase price will be satisfied by issuing 500,000 shares of the Company's common stock on December 31, 1999, 2000, and 2001 (1,500,000 shares total). As additional purchase price, the Company is required to pay the former owners of SSCC an amount equal to 10% of consolidated gross sales made in Canada and Hong Kong and 1% of the gross sales in the United States related to SSCC's product from the closing date through December 31, 1999. For sales in the year 2000, the percent is 6 2/3 % of sales in Canada and Hong Kong and .66 % of sales in the U.S. For sales in the year 2001, the percent is 3 1/3 % of sales in Canada and Hong Kong and .33% of sales in the U.S. Through December 31, 1999, no additional purchase price was required to be paid. The Company has recorded the acquisition on the purchase method and has allocated the purchase price to the license fees.

         In April, 1999, certain of the sellers of SSCC exchanged their right to receive the above shares and additional purchase price in exchange for 172,920 shares of common stock. The excess of the value of the stock issued over the amount due to the shareholders, including interest, of $113,858, was charged to settlement of liability, as the additional purchase price would have been in excess of fair value.

         As of December 31, 1999, the Company has determined that the licenses were worthless and wrote off the unamortized carrying value of the licenses of $299,869.

         Amortization expense for the year ended December 31, 1999 and 1998, was $85,676 and $42,838, respectively.

         Skamp

         Skamp was organized in August 1999 and has entered into an agreement to organize a 90% owned subsidiary to provide vehicle security communications and vehicle tracking systems in Slovakia. As of December 31, 1999, the Company paid $47,762 to commence the operations of the Skamp subsidiary and, subsequent thereto, paid an additional $77,760.

         Joint Ventures

         In October and December 1999 and March 2000 the Company entered into three agreements to organize, during 2000, joint ventures in Scandinavia, the Middle East and France, respectively, to market the Company's products and provide for the Company to own 25% to 50% of the joint ventures. In addition, the agreements generally provide for capital contributions by the joint venturers, product sales arrangements and the Company's commitment to provide the software and training. Under one agreement, the Company has issued a warrant to purchase up to 15% of the outstanding common stock of the Company, exercisable at $3.50, per share, through July 31, 2000.

         As of December 31, 1999, there has been no activity under these agreements.


5.       FIXED ASSETS

         As of December 31, 1999, fixed assets were as follows:

                Computer and office equipment ....................    $504,006
                Motor vehicles ...................................      74,617
                Furniture and fixtures ...........................      40,752
                                                                    ----------

                                                                       619,375

                Less:  accumulated depreciation ..................      92,611
                                                                    ----------

                                                                      $526,764
                                                                    ==========

         Depreciation expense for the year ended December 31, 1999 and 1998 was $83,539 and $51,910, respectively.


6.       Software and Intellectual Property

         Software and intellectual property consisted of intangible assets used in the products sold and licensing agreements which were acquired in 1998. As of October 1, 1999, the Company began amortizing the software and intellectual property on the straight-line method as if its estimated useful lives were five years because the Company has revised their plans regarding the use of these assets. Previously, the software and intellectual property had been amortized over ten years. The effect of this change was to reduce net loss for the year ended December 31, 1999 by $502,697 ($.02, per share).

         Amortization expense for the year ended December 31, 1999 and 1998 was $1,177,734 and $536,205, respectively.

7.       NOTE PAYABLE

         Note payable on demand, but no later than March 1, 2002, with interest at 12%, per annum, accruing from March 1, 2001.


8.       COMMITMENTS

         Distribution Agreement

         In March 1999, a subsidiary entered into an exclusive agreement to purchase and distribute certain products in the United Kingdom, Ireland, California, Oregon, Washington and British Columbia in exchange for royalties of 7 1/2% of sales, plus $100, per unit sold, through March 2010. The agreement is subject to termination if the Company does not meet certain sales goals.

         Equipment Leases

         Netking is committed under leases for motor vehicles expiring through 2002. As of December 31, 1999, the minimum future lease payments were as follows:

            Year ending
            December 31,
            ------------

                 2000 ...............................      $13,537
                 2001 ...............................       10,512
                 2002 ...............................        2,093
                                                           -------

                                                           $26,142
                                                           =======

9.       LICENSE

         In November 1999, the Company sold a license to manufacturer, distribute, etc. a certain product in North America in exchange for the cancellation of certain notes payable and accrued interest thereon in the amount of $788,556. The licensor is required to pay royalties to the Company equal to 5% of net sales of the licensed products.

10.      INCOME TAXES

         The Company and its U.S. subsidiary file U.S. income tax returns. The U.K. subsidiaries file U.K. income tax returns. Both the U.S. and U.K. income tax returns have had net losses since inception and, as such, the Company has not been required to pay income taxes. As of December 31, 1999, realization of the Company's net deferred tax assets resulting from their net operating loss carryforwards, of approximately $1,560,000, were not considered more likely than not, and accordingly, a valuation allowance of $1,560,000 has been provided.

         The following is a reconciliation of expected income tax benefit utilizing the Federal statutory tax rate to income tax benefit reported on the statement of operations.

                                                       1999              1998
                                                    -----------       ----------

                Expected income tax benefit .....   ($1,315,000)      ($890,000)
                Change in valuation allowance ...        65,000        (125,000)
                Foreign tax effect ..............     1,415,000         765,000
                                                    -----------       ---------

                                                        None             None

         As of December 31, 1999, the Company had net operating losses of approximately $60,000, through 2018, and $5,000,000, indefinitely, available to reduce future U.S. and U.K. taxable income, respectively.

11.      RELATED PARTY TRANSACTIONS

         During 1999, the Company purchased a motor vehicle and computer equipment from an officer of the Company for $56,000 and $7,040, respectively.


12.      RECLASSIFICATION

         Certain 1998 items were reclassified to 1999 classifications.


13.      GOING CONCERN

         The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. As of December 31, 1999, the Company had negative working capital of $802,211 and an accumulated deficit of $7,108,264, as a result of being in the development stage through December 31, 1998 and incurring losses for 1999 and 1998. The ability to continue as a going concern is dependent, among other things, upon the Company's obtaining additional working capital from equity or debt financings and the attainment of profitable operations.

         Management believes that it has made the necessary investments in intellectual property and supply and marketing relationships to obtain sufficient sales orders and generate profitability. The Company will continue to require additional working capital until such time as operating profits are achieved. Management expects that these efforts will provide profitability sales by the end of 2000, which, along with additional financing, will allow the Company to continue as a going concern.

         However, there is no assurance that additional financing will be obtained or revenues will generate profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these matters.


14.      SUBSEQUENT EVENTS

         On January 1, 2000, the Company entered into an employment agreement with its chairman/president through July 2005. The agreement provides for: (1) an annual salary of $250,000, payable at $105,000, per annum, and the balance payable in cash or stock, upon the Company achieving profitability, (2) bonus and stock options as determined by the compensation committee and (3) all benefits received by other officers of the Company. In addition, if the employee is terminated without cause, the Company is required to continue to pay the employee the base salary and benefits for a period of two years from the date of termination and if there is a change of ownership, as defined, the employee shall receive the balance due under this agreement in cash, plus benefits for one year.