Form 10QSB
period 2000-03-31
SKYNET TELEMATICS INC
filed 2000-05-19
CIK 894557

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 for the quarterly period ended March 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the transition period from _______  to _________.

                         Commission File No. 33-55254-39

                           SKYNET TELEMATICS.COM, INC.
        (Exact name of Small Business Issuer as specified in its charter)


                 NEVADA                                    87-0485315
    -------------------------------                    ----------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

Link House, 259 City Road
London, England EC1V 1JE
------------------------
(Address of principal executive offices)

Issuer's telephone number, including area code: 44 207 490 7900

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X       No
                                     ---         ---

The number of shares outstanding of the issuer's common stock, $.001 par value per share, as of May 17, 2000, was 26,986,076 shares.

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                ---       ---

                           SKYNET TELEMATICS.COM, INC.

                          FORM 10-QSB FOR QUARTER ENDED
                                 MARCH 31, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION                                           Page

         Item 1   Financial Statements

         Balance Sheet as of March 31, 2000                                  3

         Statement of Operations for the three month ended
                  March 31, 2000 and 1999                                    4

         Statement of Cash Flows for the three month ended
                  March 31, 2000 and 1999                                    5

         Notes to Financial Statements                                       6

         Item 2   Management's Discussion and Analysis                       7

PART II - OTHER INFORMATION

         Item 1   Legal Proceedings                                         12

         Item 2   Changes in Securities                                     12

         Item 3   Defaults Upon Senior Securities                           12

         Item 4   Submission of Matters to a Vote of Security Holders       12

         Item 5   Other Information                                         12

         Item 6   Exhibits and Reports on Form 8-K                          12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)



                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000

         ASSETS
CURRENT ASSETS
Cash in bank                                                                    $   680,978
Accounts receivable                                                                 140,730
Inventory                                                                           503,451
Prepaid expenses                                                                    718,253
                                                                                -----------

         TOTAL CURRENT ASSETS                                                     2,043,412

Furniture and equipment                                                             522,318
Software and intellectual property rights                                         4,809,903
Deferred expenses                                                                    98,888
                                                                                -----------

         TOTAL ASSETS                                                            $7,474,521
                                                                                 ==========

         LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft                                                                  $    81,319
Accounts payable and accrued expenses                                             1,166,295
Capitalized lease obligations                                                       110,139
Note payable                                                                         32,292
                                                                                 ----------

         TOTAL CURRENT LIABILITIES                                                1,390,045

Loan payables                                                                       357,790
                                                                                -----------

         TOTAL LIABILITIES                                                        1,747,835
                                                                                -----------

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; authorized: 20,000,000 shares;
    issued and outstanding: none
Common stock -  $.001 par value; authorized: 75,000,000 shares;
    issued and outstanding: 26,944,676 shares                                        26,945
Additional paid-in capital                                                       14,198,217
Deficit                                                                         ( 8,593,211)
Accumulated other comprehensive income                                               94,735
                                                                                -----------
         TOTAL STOCKHOLDERS' EQUITY                                               5,726,686
                                                                                -----------

         TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY                                              $ 7,474,521
                                                                                ===========


                 See notes to consolidated financial statements

                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                                 For the three months
                                                                   ended March 31,
                                                            2000                       1999
                                                        ------------              -------------
Sales                                                   $    280,562              $      13,050
Cost of sales                                          (     473,365)            (       96,856)
                                                        ------------              -------------

         GROSS LOSS                                    (     192,803)            (       83,806)

Depreciation and amortization                          (     469,774)            (      194,602)
Research and development                               (      73,263)            (        8,693)
General and administrative expenses                    (     643,521)            (      379,321)
Interest expense - net                                 (      11,951)            (       22,415)
Settlement of liabilities                              (      93,635)
                                                       --------------             -------------

         NET LOSS                                      (   1,484,947)            (      688,837)

Foreign currency translation adjustments                       8,832                        946
                                                       -------------              -------------

         TOTAL COMPREHENSIVE LOSS                      ($  1,476,115)            ($     687,891)
                                                       =============              =============

Basic net loss per common share                        ($        .06)            ($         .03)
                                                       =============              =============

Weighted average number of common shares                  25,611,900                 22,073,916
                                                       =============              =============














                 See notes to consolidated financial statements

                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the three months,
                                                                                        Ended March 31,
                                                                                 2000                     1999
                                                                             ------------             ------------
OPERATING ACTIVITIES
Net loss                                                                    ($  1,484,947)           ($    688,837)
Adjustments to reconcile net loss to cash
   used in operating  activities
      Depreciation and amortization                                               469,774                  194,602
      Settlement of liabilities                                                    93,635
      Stock issued for expenses                                                    93,378
      Other                                                                         3,993
      Changes in assets and liabilities:
         Accounts receivable                                                       23,628                   11,478
         Inventory                                                          (     232,239)           (      28,274)
         Prepaid expenses                                                   (     508,108)                  34,446
         Deferred expenses                                                  (      51,126)
         Accounts payable and accrued expenses                              (      11,454)                   6,217
                                                                             ------------             ------------

     NET CASH USED IN OPERATING ACTIVITIES                                  (   1,603,466)           (     470,368)
                                                                             -------------            ------------

INVESTING ACTIVITIES
     Purchases of fixed assets                                              (      28,063)           (      34,946)
                                                                             ------------             ------------

FINANCING ACTIVITIES
   Proceeds from sales of common stock                                          2,351,342                  403,526
   Increase in bank overdraft                                                      14,711                   35,551
   Payments of note payable                                                 (      39,970)           (      41,964)
   Payment of capitalized lease obligations                                 (      22,408)
   Loans from shareholders                                                                                 107,262
                                                                             ------------             ------------

     NET CASH PROVIDED BY
         FINANCING ACTIVITIES                                                   2,303,675                  504,375
                                                                             ------------             ------------

 EFFECT OF FOREIGN CURRENCY ADJUSTMENTS                                             8,832                     946
                                                                             ------------             ------------

     INCREASE IN CASH                                                             680,978                        7

CASH - beginning of Year                                                                0                       20
                                                                             ------------             ------------

CASH - end of Period                                                         $    680,978             $         27
                                                                             ============             ============




                 See notes to consolidated financial statements

                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       NATURE OF OPERATIONS

Skynet Telematics.com, Inc. and Subsidiaries (Company) develop, market, license, and monitor tracking and anti-theft systems for automobiles and trucks.

In February 2000, the Company changed its name from Skynet Telematics, Inc. to Skynet Telematics.com, Inc.

2.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto, included in Form 10-KSB of Skynet Telematics.com Inc. and Subsidiaries, as of and for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3.       NET LOSS PER SHARE

Basic net loss per share was computed based upon the weighted average number of common shares outstanding during the year. Dilutive net loss per common share has not been presented because it was anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The business of the Company and its subsidiaries is the development, marketing, and distribution of integrated modular automotive telematic systems and providing of monitoring services to users of those products. Through its subsidiary, Skynet Telmatics, Ltd., the Company distributes its own proprietary products and products developed and manufactured by third parties, generally ComROAD AG (ComROAD) in a number of countries around the world. Skynet entered into a written distribution agreement with ComROAD in March 1999. Skynet develops its own software and hardware solutions to provide for customer specific requirements. These development projects are either patented or are registered as intellectual property and add significant value to the project. Automotive telematic systems combine the technology for mobile phones (GSM), global positioning satellite systems (GPS) and the Internet, to enable customers to identify the exact location and status information about automotive vehicles and to receive a variety of information through communication with the monitoring station. These devices can be used by businesses to manage fleets of vehicles of various kinds and by individuals for their automobiles for security purposes, emergencies and access to information available from the monitoring station. These devices are available with in-car vehicle computers operating with Windows CE that provide the user with an array of usage options as are found on a personal digital assistant (PDA), including internet connections and e-mail capabilities.

Through the first quarter of 2000, the Company has entered into a number of important strategic alliances and joint ventures and is currently negotiating further joint ventures and strategic alliances with world class companies. The recently announced strategic alliance with Casio is designed to further increase Casio and Skynet's sales into the UK and European express delivery and freight industry.

Casio and Skynet have already developed a cost-effective solution for proof-of-delivery (POD) applications for express parcel delivery companies using the DT-800. The DT-800 confirms delivery by the customer's electronic signature and scanning of a bar code. This vital tracking reference data is sent immediately from the truck, together with an automatic time and date stamp through Skynet's "Skamp" telematics product, via a low cost SMS (short message service) to the accounting department. In the event of any query, the customer can find out who signed to accept delivery via an Internet website. This solution can also re-route the driver, select the most cost-effective route and alert the authorities to any stolen vehicle movements.

RESULTS OF OPERATIONS

                        CONSOLIDATED RESULT OF OPERATIONS



                                         Three months ended
                                               March 31,
                                        2000             1999            CHANGE              %
                                        ----             ----            ------              -

NET SALES                             280,562           13,050          267,512             2050%

COST OF SALES                        (473,365)         (96,856)        (376,509)             389%

GROSS LOSS                           (192,803)         (83,806)        (108,997)             130%

DEPRECIATION AND AMORTIZATION        (469,774)        (194,602)        (275,172)             141%

RESEARCH AND DEVELOPMENT              (73,263)          (8,693)         (64,570)             743%

GENERAL AND ADMINISTRATIVE           (643,521)        (379,321)        (264,200)              70%

INTEREST EXPENSE-NET                  (11,951)         (22,415)          10,464              (47%)

SETTLEMENT OF LIABILITIES             (93,635)               0              N/A               N/A

TOTAL EXPENSES                     (1,292,144)        (605,031)        (687,113)             114%

NET LOSS                           (1,484,947)        (688,837)        (796,110)             116%


The above table represents an analysis of the increases and decreases of the components of consolidated results of operations as derived from the Company's consolidated statement of operations for the three months ended March 31, 2000 and 1999. In general, 2000 is not comparable to 1999 because the Company has been in an early growth stage of organizing and acquiring subsidiaries and joint ventures. Only recently has the Company begun a greater effort to market the Company's products.

Net Sales

Net sales increased over 1999 as the Company has commenced more actively marketing of the Company's products. However, sales have been restricted in order to focus the Company's resources on developing the Avis telematics solution. The Skamp product range was modified to suit Avis's precise requirements and has undergone extensive testing. Concentrating all corporate efforts on the "Avis Solution" has resulted in low unit sales in the first quarter. Volume sales of the product are expected to commence in the second quarter of 2000.

The test on the 250 units fitted to Avis vehicles at Heathrow Airport was highly successful, demonstrating significant revenues to Avis and a high level of customer appreciation as well as the location of stolen Avis vehicles. This successful test resulted in a letter of intent from Avis UK Ltd., dated 7th February 2000, confirming Avis's intention to fit the entire UK fleet of rental cars (approximately 27,000 units) with the Skamp telematics device.

However, subsequently Avis UK Ltd., stated that as a condition of this order, Avis would require a full worldwide exclusive for the Skamp Telematics products in rental cars without a time limit. As we have joint venture agreements in place, we were unable to commit for a world exclusive, as it would substantially reduce the potential profitability of Skynet and its joint venture partners. We have subsequently been approached by Hertz and are currently negotiating a minimum of 500, up to 3,000, unit trial in the UK. This contract is expected to be signed by the end of May 2000. We are also in negotiation with a number of other rental car companies in the UK and Europe. The "Avis" solution provided Skynet with the focus to package a world class product for the car rental industry. Skynet and its joint venture partners are convinced that the "Avis" solution for car rental companies will prove to be a very profitable part of Skynet and its joint venture partners in the telematics business.

In the second quarter of 2000, Skamp unit sales are expected to substantially increase partly as a result of the Hertz and other rental car company transactions.

Joint venture arrangements between Eurotrade AS, Risk Consultants Lebanon SARL, Gestion Developpment & Financement S.A. and Lancry Protection Securite S.A and Skamp International Ltd., the Company's subsidiary, cover 38 countries and are expected to substantially contribute to sales in the second and third quarters of the year 2000. Negotiations for joint ventures in India, Thailand, Taiwan, Hong Kong and Mainland China are expected to be concluded and announced during the second quarter of 2000.

Lancry Protection Securite S.A. and the Company, together with our other joint venture partners, intend to create a corridor of safety between the French coast line and Central Russia, enabling vehicles to be monitored and tracked through the "corridor of safety" in the knowledge that if there is a problem, or an attack on the vehicle, accident or other emergency, the nearest Skamp monitoring station will immediately alert the correct emergency, police or private security services and direct them to the vehicle. Communication with these emergency services will be in the language of the region/country, so that there is no confusion or misunderstanding. "Intervention Team" will be positioned at strategic points along the corridor to provide immediate response. This unique service is expected to dramatically reduce hi-jack incidents leading to significant insurance discounts.

Connections

Telematics and GSM Companies are currently valued by the number of "connections" they have on an annual basis. Large airtime providers such as Vodaphone, Orange, etc., are particularly interested in acquiring companies with 100,000+ connections. Each rental car connection by Skynet is based on a 3 year contract and is both a GSM connection and an Internet connection to a dedicated Internet service provider.

Cost of Sales

Although cost of sales has increased in 2000, the gross profit percentage is not indicative of what it will be at higher sales levels. Purchases and salaries are the largest components of cost of sales.

Depreciation and Amortization

Depreciation and amortization has increased in 2000 primarily due to the Company's change in the estimated future lives of the software and intellectual properties from ten to five years and the acquisition of additional fixed assets.

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

General and Administrative Expenses

General and administrative expenses increased substantially in 2000 due to the growth of the Company, its increased marketing effort and substantial additional costs incurred in reaching the "Avis Solution". The Company has a program to keep general and administrative expenses as low as possible. Salaries, professional fees and marketing are the most significant components of general and administrative.

Interest Expense

Interest expense decreased in 2000 as the Company repaid certain financings.

Settlements of Liabilities

Settlements of liabilities in 2000 include continued settlements with certain of the sellers of SSCC.

Net Loss

Consolidated net loss has increased due to the nature of the Company's plan of operations rather than declining profitability. The Company anticipates reaching profitability by the end of 2000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2000, the Company raised $2,351,342, net of expenses, as compared to $403,526 from private sales of shares of its common stock, which have been the Company's primary source of the Company's funding of operations for the Company and its subsidiaries. The Company does not have any significant capital commitments; however, it is committed to maintain the infrastructure it has developed, the expenses of which consist primarily of wages and salaries of Skynet personnel. For the three months ended March 31, 2000, the Company's operating activities used cash of $1,603,466 as compared to $470,358 in 1999.

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

At the present time, the Company's consolidated revenues cannot support the expenses of the operations of the Company and its subsidiaries. The Company intends to raise additional capital to fund such operations until its consolidated revenues are sufficient to support all of the costs and expenses of its operations. The Company will remain dependent upon infusions of capital from investors and/or loans from its shareholders until such time. There can be no assurance that the Company can continue to raise capital from the sale of its securities.

Seasonality

The Company does not deem its sales to be seasonal and any effect would be immaterial.

FORWARD LOOKING INFORMATION

This Form 10-QSB contains forward looking statements regarding the Company's business strategy and future plans of operation. Forward looking statements involve known and unknown risks and uncertainties. These and other important factors, including those mentioned in various filings with the Securities and Exchange Commission made periodically by the Company and in various press releases of the Company, may cause the actual results and performance to differ materially from the future results expressed in or implied by such forward looking statements. The forward looking statements contained herein are only as of the date hereof and the Company disclaims any obligation to provide public updates, revisions or amendments to any forward looking statements made herein to reflect changes in the Company's expectations or future events.

                                     PART II

                                Other Information

Item 1.  Legal proceedings:  None

Item 2.  Changes in Securities: Sales of Securities to offshore investors

SUMMARY OF SALES OF SECURITIES

    Date             Shares        Price         Value                 TYPE
January 2000         165,350       $0.70      $115,745.00       Regulation S - 8
January 2000          46,250       $0.70        32,375.00       Regulation S - 8
January 2000       1,020,000       $1.00     1,020,000.00       Regulation S - 8
January 2000           2,000       $1.00         2,000.00       Regulation S - 8
January 2000          30,000       $1.06        31,800.00       Regulation S - 8
January 2000          10,000       $1.50        15,000.00       Regulation S - 8
January 2000          25,000       $1.65        41,250.00       Regulation S - 8
January 2000           7,567       $1.85        13,998.95       Regulation S - 8
January 2000           3,390       $2.85         9,661.50       Regulation S - 8
January 2000           8,400       $3.00        25,200.00       Regulation S - 8
                 -----------               --------------
                   1,317,957                 1,307,030.45
                 -----------               --------------

February 2000          4,100       $0.70         2,870.00       Regulation S - 8
February 2000         34,900       $1.85        64,565.00       Regulation S - 8
February 2000         84,000       $1.85       155,400.00       Section 144
February 2000        197,937       $1.85       366,183.45       Regulation S - 8
                 -----------               --------------
                     320,937                   589,018.45
                 -----------               --------------


March 2000            74,000       $0.70        51,800.00       Regulation S - 8
March 2000           189,000       $1.00       189,000.00       Regulation S - 8
March 2000            64,850       $1.06        68,741.00       Regulation S - 8
March 2000            19,900       $1.20        23,880.00       Regulation S - 8
March 2000           332,195       $1.85       614,560.75       Regulation S - 8
March 2000            16,000       $2.00        32,000.00       Regulation S - 8
March 2000             5,000       $2.50        12,500.00       Regulation S - 8
March 2000            30,000       $2.50        75,000.00       Regulation S - 8
March 2000            39,832       $2.75       109,538.00       Regulation S - 8
March 2000             1,500       $3.00         4,500.00       Regulation S - 8
March 2000             6,000       $4.12        24,720.00       Regulation S - 8
March 2000             2,000       $4.25         8,500.00       Regulation S - 8
March 2000             2,500       $4.50        11,250.00       Regulation S - 8
March 2000             7,510       $4.50        33,795.00       Regulation S - 8
March 2000             2,000       $5.00        10,000.00       Regulation S - 8
                 -----------               --------------
                     792,287                 1,269,784.75
                 -----------               --------------

                 -----------               --------------
Total              2,431,181                 3,165,833.65
                 -----------               --------------

May 2000              20,600       $1.75        36,050.00       Regulation S - 8
May 2000              20,800       $2.50        52,000.00       Regulation S - 8
                 -----------               --------------
                      41,400                    88,050.00
                 -----------               --------------

                 -----------               --------------
Overall total      2,472,581                $3,253,883.65
                 ===========               ==============

There were no underwriters for any of the above offerings.

Item 3.  Defaults Upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:  None

Item 5.  Other Information:  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:  Exhibit 15 - Letter on unaudited financial information
                         Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K: January 19, 2000 - Item 4. Changes in Registrant's Certifying Accountant - Dismissed Smith & Company; February 19, 2000 - Item 4. Changes in Registrant's
               Certifying Accountant - Retained Most Horowitz &
               Company, LLP

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Skynet Telematics.com, Inc.


Dated:   May 19, 2000                           By: /s/ Tomas George Wilmot
                                                ------------------------------
                                                Tomas George Wilmot, President

                         INDEPENDENT ACCOUNTANTS' REPORT

         We have reviewed the accompanying consolidated financial statements of Skynet Telematics.com, Inc. and Subsidiaries as of March 31, 2000 and for the three-months then ended. These financial statements are the responsibility of the company's management.

         Another accountant reviewed the interim financial information of Netking Limited and Subsidiary and Skamp International Limited, subsidiaries of the Company, whose combined total assets as of March 31, 2000 and whose revenues for the three-months then ended which constituted substantially all of the consolidated totals.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review and the report of the other accountant, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.



May 17, 2000                            By: /s/ Most Horowitz & Company, LLP
                                        -------------------------------------
                                        Most Horowitz & Company, LLP