Form 10KSB/A
period 1999-12-31
SKYNET TELEMATICS INC
filed 2000-07-28
CIK 894557

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------



                                   FORM 10-KSB/A



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

      3.1      Articles of Incorporation of Skynet Telematics, Inc., and Amended Articles*

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

Consolidated Statement of Stockholders' Equity - Years Ended
  December 31, 1999 and 1998 ......................................       F-8

Consolidated Statement of Cash Flows - Years Ended
  December 31, 1999 and 1998 ......................................  F-9 to F-10

Notes to the Consolidated Financial Statement ..................... F-11 to F-19

Stockholders and Board of Directors
Skynet Telematics.com Inc.
London, United Kingdom

                          INDEPENDENT AUDITORS' REPORT


         We have audited the accompanying consolidated balance sheet of Skynet Telematics.com Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the 1999 consolidated financial statements of Netking Limited and Subsidiary or Skamp International Limited, subsidiaries of the Company, which statements reflect total assets constituting 100 percent of the consolidated total as of December 31, 1999, and total revenues constituting 31 percent of the related consolidated totals for the year ended December 31, 1999. Those statements were audited by other auditors whose reports, dated April 12, 2000, have been furnished to us and included herein and our opinion, insofar as it relates to data included for Netking Limited and Subsidiary and Skamp International Limited, is based solely on the report of the other auditors.


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