Form 10QSB/A
period 2000-03-31
SKYNET TELEMATICS INC
filed 2000-07-28
CIK 894557

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A




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

                                     PART II

                                Other Information

Item 1.  Legal proceedings:  None

Item 2.  Changes in Securities: Sales of Securities to offshore investors

SUMMARY OF SALES OF SECURITIES


During the first quarter of 2000, the Company sold 2,472,581 shares of common stock at prices between $0.70 and $5.00 per share for an aggregate sale price of $3,253,883.65. These shares were sold pursuant to Regulation S under the Securities Act of 1933.


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