Form 10QSB
period 2000-06-30
SKYNET TELEMATICS INC
filed 2000-08-14
CIK 894557

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 for the quarterly period ended June 30, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the transition period from _______  to _______.

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

The number of shares outstanding of the issuer's common stock, $.001 par value, per share, as of July 25, 2000, was 27,837,022 shares.

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                ---       ---

                           SKYNET TELEMATICS.COM, INC.

                          FORM 10-QSB FOR QUARTER ENDED
                                  JUNE 30, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION                                         Page

         Item 1   Financial Statements

         Balance Sheet as of June 30, 2000                                   3

         Statement of Operations for the three months and six months
                  ended June 30, 2000 and 1999                               4

         Statement of Cash Flows for the six months ended
                  June 30, 2000 and 1999                                     5

         Notes to Financial Statements                                       6

         Item 2   Management's Discussion and Analysis                       7

PART II - OTHER INFORMATION

         Item 1   Legal Proceedings                                         12

         Item 2   Changes in Securities                                     12

         Item 3   Defaults Upon Senior Securities                           12

         Item 4   Submission of Matters to a Vote of Security Holders       12

         Item 5   Other Information                                         12

         Item 6   Exhibits and Reports on Form 8-K                          12

SIGNATURES                                                                  13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)



                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000

                              ASSETS

CURRENT ASSETS
Cash in bank                                                                    $   329,662
Accounts receivable                                                                 219,883
Inventory                                                                           467,554
Prepaid expenses and other current assets                                           725,396
                                                                                -----------
         TOTAL CURRENT ASSETS                                                     1,742,495

Furniture and equipment                                                             473,205
Software and intellectual property rights                                         4,372,639
                                                                                -----------

         TOTAL ASSETS                                                           $ 6,588,339
                                                                                ===========
                  LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                           $ 1,572,946
Capitalized lease obligations                                                        84,900
Note payable                                                                         30,652
                                                                                -----------
         TOTAL CURRENT LIABILITIES                                                1,688,498

Loans payable                                                                       347,337
                                                                                -----------
         TOTAL LIABILITIES                                                        2,035,835
                                                                                -----------
STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; authorized: 20,000,000 shares;
    issued and outstanding: none
Common stock -  $.001 par value; authorized: 75,000,000 shares;
    issued and outstanding: 27,390,727 shares                                        27,391
Additional paid-in capital                                                       14,743,751
Deficit                                                                         (10,277,497)
Accumulated other comprehensive income                                               58,859
                                                                                -----------
         TOTAL STOCKHOLDERS' EQUITY                                               4,552,504
                                                                                -----------
         TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY                                              $ 6,588,339
                                                                                ===========


                 See notes to consolidated financial statements

                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                              For the three months                 For the six months
                                                                 ended June 30,                      ended June 30,
                                                        -------------------------------      ------------------------------
                                                           2000                1999             2000              1999
                                                        -----------        ------------      ------------     -------------
Sales                                                   $   281,422        $     50,886      $   561,984       $     63,936
Cost of sales                                              (607,059)           (131,693)      (1,080,424)          (228,549)
                                                        -----------        ------------       ----------       ------------
         GROSS LOSS                                        (325,637)            (80,807)        (518,440)          (164,613)

Depreciation and amortization                              (481,077)           (205,642)        (950,851)          (400,244)
Research and development                                    (75,541)             (4,127)        (148,804)           (12,820)
General and administrative expenses                        (770,895)           (652,193)      (1,414,416)        (1,031,514)
Interest expense - net                                       (6,530)           (144,095)         (18,481)         (166,510)
Settlement of liabilities                                   (24,606)                            (118,241)
                                                        -----------        ------------       ----------        -----------
         NET LOSS                                        (1,684,286)         (1,086,864)      (3,169,233)        (1,775,701)

Foreign currency translation adjustments                    (35,876)            (24,222)         (27,044)           (23,276)
                                                        -----------        ------------       ----------        -----------

         TOTAL COMPREHENSIVE LOSS                       ($1,720,162)        ($1,111,086)     ($3,196,277)       ($1,798,977)
                                                        ===========        ============       ==========        ===========
Basic net loss per common share                               ($.06)              ($.05)           ($.12)             ($.08)
                                                        ===========        ============       ==========        ===========
Weighted average number of common shares                 26,993,790          22,947,911       26,175,951         22,508,581
                                                        ===========        ============       ==========        ===========







                 See notes to consolidated financial statements

                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the six months,
                                                                              Ended June 30,
                                                                      ------------------------------
                                                                           2000            1999
                                                                      ------------      ------------

OPERATING ACTIVITIES
Net loss                                                              ($3,169,233)       ($1,775,701)
Adjustments to reconcile net loss to cash
   used in operating  activities
      Depreciation and amortization                                       938,265            400,244
      Settlement of liabilities                                           118,241
      Stock issued for expenses                                            93,378            314,545
      Other                                                                19,389
      Changes in assets and liabilities:
         Accounts receivable                                              (56,419)            (8,546)
         Inventory                                                       (196,342)          (128,575)
         Prepaid expenses  and other current assets                      (559,806)           (46,759)
         Deferred expenses                                                 47,762
         Accounts payable and accrued expenses                            439,752           (184,267)
         Accrued interest payable                                                             46,267
                                                                     ------------      -------------
     NET CASH USED IN OPERATING ACTIVITIES                             (2,325,013)        (1,382,792)

INVESTING ACTIVITIES
     Proceeds from sale of fixed assets                                    30,799
     Purchases of fixed assets                                            (53,562)          (220,474)
                                                                     ------------      -------------
     NET CASH USED IN INVESTING ACTIVITIES                                (22,763)          (220,474)
                                                                     ------------      -------------
FINANCING ACTIVITIES
   Proceeds from sales of common stock                                  2,860,347          1,607,515
   Increase in bank overdraft                                             (66,608)           (41,742)
   Payments of capitalized lease obligations                              (47,647)
   Payments of note payable                                               (41,610)           (68,559)
   Loans from shareholders                                                                   269,135
                                                                      -----------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               2,704,482          1,766,349
                                                                      -----------       ------------
EFFECT OF FOREIGN CURRENCY ADJUSTMENTS                                    (27,044)           (23,276)
                                                                      -----------       ------------
     INCREASE IN CASH                                                     329,662            139,807

CASH - beginning of Year                                                        0                 20
                                                                      -----------       ------------
CASH - end of Period                                                 $    329,662       $    139,827
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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto, included in Form 10-KSB of Skynet Telematics.com Inc. and Subsidiaries, as of and for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

4.       ADOPTION OF STOCK OPTION PLAN

In June 2000, the board of directors adopted the Skynet Telematics.com 2000 Long-Term Performance and Incentive Plan (Plan), under which the Company may grant awards of stock options, stock appreciation rights, stock or cash to employees or other individuals providing services to the Company. The Company may offer up to 2,533,200 shares of common stock, including 1,000,000 for incentive stock options and excluding expired, cancelled, terminated, forfeited or settled in cash awards. Incentive stock options shall not be issued with exercise prices less than the fair market value on the date of grant. Awards may include performance incentives.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The business of the Company and its subsidiaries is the development, marketing, and distribution of integrated modular automotive telematic systems and providing of monitoring services to users of those products. Through its subsidiary, Skynet Telematics, Ltd., the Company distributes its own proprietary products and products developed and manufactured by third parties, generally ComROAD AG (ComROAD), in a number of countries around the world. Skynet entered into a written distribution agreement with ComROAD in March 1999. Skynet develops its own software and hardware solutions to provide for customer specific requirements. These development projects are either patented or are registered as intellectual property and add significant value to the project. Automotive telematic systems combine the technology for mobile phones (GSM), global positioning satellite systems (GPS) and the Internet, to enable customers to identify the exact location and status information about automotive vehicles and to receive a variety of information through communication with the monitoring station. These devices can be used by businesses to manage fleets of vehicles of various kinds and by individuals for their automobiles for security purposes, emergencies and access to information available from the monitoring station. These devices are available with in-car vehicle computers operating with Windows CE that provide the user with an array of usage options as are found on a personal digital assistant (PDA), including internet connections and e-mail capabilities.

Through the second quarter of 2000, the Company has entered into a number of important strategic alliances and joint ventures and is currently negotiating further joint ventures and strategic alliances. The strategic alliance with Casio announced on May 3, 2000, is designed to further increase Casio and Skynet's sales into the UK and European express delivery and freight industry.

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

                             RESULTS OF OPERATIONS

                        CONSOLIDATED RESULT OF OPERATIONS

                                                                    Six months ended
                                                                         June 30,

                                               2000               1999             CHANGE                 %
                                          ------------         -----------         ------             ---------
NET SALES                                  $  561,984          $   63,936         $ 498,048              779%

COST OF SALES                              (1,080,424)           (228,549)         (851,875)             373%

GROSS LOSS                                   (518,440)           (164,613)         (353,827)             215%

DEPRECIATION AND AMORTIZATION                (950,851)           (400,244)         (550,607)             138%

RESEARCH AND DEVELOPMENT                     (148,804)            (12,820)         (135,984)            1061%

GENERAL AND ADMINISTRATIVE                 (1,414,416)         (1,031,514)         (382,902)              37%

INTEREST EXPENSE-NET                          (18,481)           (166,510)          148,029              (89%)

SETTLEMENT OF LIABILITIES                    (118,241)                  0               N/A               N/A

NET LOSS                                   (3,169,233)         (1,775,701)       (1,393,532)              78%


                                                                   Three months ended
                                                                        June 30,

                                                2000              1999             CHANGE                 %
                                            ------------       -----------         ------             ---------
NET SALES                                  $  281,422          $   50,886         $ 230,536              453%

COST OF SALES                                (607,059)           (131,693)         (475,366)             361%

GROSS LOSS                                   (325,637)            (80,807)         (244,830)             303%

DEPRECIATION AND AMORTIZATION                (481,077)           (205,642)         (275,435)             134%

RESEARCH AND DEVELOPMENT                      (75,541)             (4,127)          (71,414)            1730%

GENERAL AND ADMINISTRATIVE                   (772,372)           (652,193)         (120,179)              18%

INTEREST EXPENSE-NET                           (6,530)           (144,095)          137,565              (95%)

SETTLEMENT OF LIABILITIES                     (24,606)                  0               N/A               N/A

NET LOSS                                   (1,685,763)         (1,086,864)         (598,899)              55%


The above tables represent an analysis of the increases and decreases of the components of consolidated results of operations as derived from the Company's consolidated statement of operations for the six and three months ended June 30, 2000 and 1999. In general, 2000 is not comparable to 1999 because the Company has been in an early growth stage of organizing and acquiring subsidiaries and joint ventures. Only recently has the Company begun a greater effort to market the Company's products.

Net Sales

Net sales increased over 1999 as the Company has commenced more active marketing of the Company's products. However, sales have been restricted in order to focus the Company's resources on developing the Avis telematics solution. The Skamp product range was modified to suit Avis's precise requirements and has undergone extensive testing. Concentrating all corporate efforts on the "Avis Solution" has resulted in low unit sales in the first quarter. The second quarter sales have shown an improvement. Increased sales are expected in the third quarter of 2000.


Joint Ventures and Strategic Alliances

Joint venture arrangements between Eurotrade AS, Risk Consultants Lebanon SARL, Gestion Development & Financement S.A. Lancry Protection Securites S.A,
Skamp International Ltd and Forefront International (HK) Ltd., will cover 42 countries and are expected to increase sales in the third and fourth quarters of the year 2000. Negotiations for joint ventures in India, Pakistan and Malaysia are expected to be concluded and announced during the third quarter of 2000.

Lancry Protection Securites S.A. and the Company (Joint Venture and exclusive head franchise for France, Spain and Russia announced May 22, 2000), together with our other joint venture partners, intend to create a corridor of safety between the French coastline and Central Russia, enabling vehicles to be monitored and tracked through the "corridor of safety" in the knowledge that if there is a problem, or an attack on the vehicle, accident or other emergency, the nearest Skamp monitoring station will immediately alert the correct emergency, police or private security services and direct them to the vehicle. Communication with these emergency services will be in the language of the region/country, so that there is no confusion or misunderstanding. "Intervention Team" will be positioned at strategic points along the corridor to provide immediate response. This unique service is expected to dramatically reduce hi-jack incidents leading to significant insurance discounts.

The anticipated Joint Venture and exclusive head franchise agreement for China, Hong Kong, Taiwan and Thailand with Forefront International (HK) Ltd. is Skynet's route to market in the potentially highly profitable Asian market. The fitting of SKAMP Pro-active units in July 2000 in Beijing, China and Hong Kong to Scania vehicles is expected to lead to substantial orders with the Joint Venture company setting up a Monitoring Service Center in Beijing, China and Hong Kong.

The Skamp Telematics service is expected to reduce hi-jack incidents, improve driver productivity and reassure the driver and employer that vehicle and driver are never alone. Skamp multilingual, monitoring, security, telematics, routing and concierge services, available 24 hours a day 365 days a year. This service is expected to result in substantial reductions in insurance premiums.

Forefront International (HK) Ltd (a private Company), is the sole distributor of Scania vehicles (Buses and Trucks) in China, Hong Kong, Taiwan and Thailand. Over 12,000 units of Scania trucks and buses have been sold in these areas by Forefront. Average annual sales exceed 1,000 units. As China has now become a member of the World Trade Organization (WTO), Forefront believes demand for Scania vehicles will increase dramatically.

Best in Class

The Institute of Transport Management has awarded the Skamp range of products its "In-vehicle communications, Security and Tracking Company 2000" accreditation, making Skynet one of their "Best in Class" organizations for the year 2000.

The Institute of Transport management was formed in 1977 to highlight and promote the fleet management profession through research into all aspects of fleet management.

The Institute of Transport Management issued the following statement:

"Following a rigorous research and selection process conducted over the past 12 months, the Awards Committee at the Institute of Transport Management has decided to accredit Skamp with its "In-Vehicle communications, security and tracking company 2000" accreditation in recognition of its exemplary role as a major player in the provision of state of the art integrated, modular automotive Telematics equipment".

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


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2000, the Company raised $2,860,347, net of expenses, as compared to $1,607,571 from private sales of shares of its common stock. The Company does not have any significant capital commitments; however, it is committed to maintain the infrastructure it has developed, the expenses of which consist primarily of wages and salaries of Skynet personnel. For the six months ended June 30, 2000, the Company's operating activities used cash of $2,325,013 as compared to $1,382,792 in 1999.

As of June 30, 2000, working capital increased by $856,200, from ($802,211) as of December 31, 1999 to $53,997.

The Company believes it has built an infrastructure sufficient to support a substantial increase in the size of the operations of the Company and its subsidiaries over the next few years and intends to focus its efforts on revenue growth. Skynet intends to substantially increase its marketing and distribution efforts over the next year, and will focus its marketing efforts primarily on the distribution of the ComROAD Skamp range of products. Such activities will require additional funds either in the form of additional capital or financing to permit Skynet to purchase the products from ComROAD that it in turn sells to others. There can be no assurance that the Company and its subsidiaries will be able to obtain the financing they need to implement their growth strategy.

At the present time, the Company's consolidated revenues cannot support the expenses of the operations of the Company and its subsidiaries. The Company intends to raise additional capital to fund such operations until its consolidated revenues are sufficient to support all of the costs and expenses of its operations. The Company will remain dependent upon infusions of capital from investors and/or loans from its stockholders until such time. There can be no assurance that the Company can continue to raise capital from the sale of its securities.

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

                                     PART II

                                Other Information

Item 1.  Legal proceedings: None

Item 2.  Changes in Securities: Sales of Securities to offshore investors

During the second quarter of 2000, the Company sold 440,201 shares of common stock at prices between $.70 and $4.50, per share, for aggregate proceeds of $540,130, including 41,400 shares of common stock at prices between $1.75 and $2.50, per share, for aggregate proceeds of $88,050, which were previously reported in Part II, Item 2 of Form 10-QSB, as of March 31, 2000. These shares were sold pursuant to Regulation S under the Securities Act of 1933.

During the second quarter of 2000, the Company sold 5,850 shares of common stock at $1.00, per share, for aggregate proceeds of $5,850. These Shares were sold pursuant to the exemption from registration requirements under the Securities Act of 1933, Section 4(2) thereof.

There were no underwriters for any of the above offerings.

Item 3.  Defaults Upon Senior Securities: None

Item 4.  Submission of Matters to a Vote of Security Holders:

The Company's Annual Meeting of Stockholders was held on June 23, 2000. The following Directors, constituting all of the Directors of the Company, were elected at the meeting to serve as Directors until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified. The Directors elected at the Annual Meeting received the number of votes set forth opposite their respective names:


-------------------------------------------------------------------------------------------------------
                                                                          Votes Cast
-------------------------------------------------------------------------------------------------------
                                                                   For                  Withheld
                                                                Election               Authority
-------------------------------------------------------------------------------------------------------
Tomas Wilmot                                                   15,583,797                2,660
-------------------------------------------------------------------------------------------------------
Stuart Langston                                                15,583,797                2,660
-------------------------------------------------------------------------------------------------------
Lord Montague of Beaulieu                                      15,583,797                2,660
-------------------------------------------------------------------------------------------------------
David Stead                                                    15,583,797                2,660
-------------------------------------------------------------------------------------------------------
James Ryall                                                    15,583,797                2,660
--------------------------------------------------------------------------------- ---------------------

At the Annual Meeting, the stockholders also approved the following proposals by the number of votes indicated:


-------------------------------------------------------------------------------------------------------
                                                             FOR            AGAINST         ABSTAIN
-------------------------------------------------------------------------------------------------------
Appointment of Most, Horowitz & Company, LLP as the       15,583,797           0             2,660
     Company's independent auditors for the year
     ending December 31, 2000
-------------------------------------------------------------------------------------------------------
Adoption of Skynet Telematics.com 2000 Long-Term          15,583,797           0             2,660
     Performance and Incentive Plan
-------------------------------------------------------------------------------------------------------
Amendment to Articles of Incorporation changing           15,583,797           0             2,660
     corporate name to Skynet Telematics.com, Inc.
-------------------------------------------------------------------------------------------------------


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



                                                Skynet Telematics.com, Inc.


Dated:   August 10, 2000                  By: /s/ Tomas George Wilmot
                                                ------------------------------
                                                Tomas George Wilmot, President