Form 10QSB
period 2000-09-30
SKYNET TELEMATICS INC
filed 2000-11-20
CIK 894557

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
             1934 for the quarterly period ended September 30, 2000.

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

                                 44 207 490 7900
                           (Issuer's telephone number)


Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

The number of shares outstanding of the issuer's common stock, $.001 par value, as of November 17, 2000, were 27,916,271 shares.


Transitional Small Business Disclosure Format: Yes    No X
                                                  ---   ---

                           SKYNET TELEMATICS.COM, INC.

                          FORM 10-QSB FOR QUARTER ENDED
                               SEPTEMBER 30, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION                                             Page

         Item 1  Financial Statements

         Balance Sheet as of September 30, 2000                               3

         Statement of Operations for the three months and nine months
                 ended September 30, 2000 and 1999                            4

         Statement of Cash Flows for the nine months ended
                 September 30, 2000 and 1999                                  5

         Notes to Financial Statements                                        6

         Item 2  Management's Discussion and Analysis                         7


PART II - OTHER INFORMATION

         Item 1  Legal Proceedings                                           12

         Item 2  Changes in Securities                                       12

         Item 3  Defaults Upon Senior Securities                             12

         Item 4  Submission of Matters to a Vote of Security Holders         12

         Item 5  Other Information                                           12

         Item 6  Exhibits and Reports on Form 8-K                            12


SIGNATURES                                                                   12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000


                                     ASSETS

CURRENT ASSETS
Cash                                                                $   34,308
Accounts receivable                                                     80,212
Inventory                                                              335,029
Prepaid expenses and other current assets                              825,870
                                                                    ----------

           TOTAL CURRENT ASSETS                                      1,275,419

Furniture and equipment                                                477,540
Software and intellectual property rights                            3,935,375
                                                                    ----------

           TOTAL ASSETS                                             $5,688,334
                                                                    ==========


                     LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                               $1,788,236
Capitalized lease obligations                                           62,595
Note payable                                                            64,081
                                                                    ----------

           TOTAL CURRENT LIABILITIES                                 1,914,912

Loans payable                                                          347,337
                                                                    ----------

           TOTAL LIABILITIES                                         2,262,249
                                                                    ----------

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; authorized: 20,000,000 shares;
  issued and outstanding: none
Common stock - $.001 par value; authorized: 75,000,000 shares;
  issued and outstanding: 27,916,271 shares                             27,916
Additional paid-in capital                                          15,106,973
Deficit                                                            (11,795,813)
Accumulated other comprehensive income                                  87,009
                                                                    ----------

           TOTAL STOCKHOLDERS' EQUITY                                3,426,085
                                                                    ----------

           TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY                               $5,688,334
                                                                    ==========

                 See notes to consolidated financial statements

                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME


                                                              Three months                           Nine months
                                                           Ended September 30,                   Ended September 30,
                                                           -------------------                   -------------------

                                                             2000            1999                  2000               1999
                                                             ----            ----                  ----               ----
Sales                                                   ($   86,344)      $   83,506            $  475,640       $   147,442
Cost of sales                                           (   226,447)     (   190,690)          ( 1,306,871)     (    419,239)
                                                       ------------      -----------            ----------       ------------

          GROSS LOSS                                    (   312,791)     (   107,184)          (   831,231)     (    271,797)

Depreciation and amortization                           (   466,478)     (   221,307)          ( 1,417,339)     (    621,551)
Research and development                                (    66,185)     (    53,730)          (   214,990)     (    150,860)
General and administrative expenses                     (   663,913)     (   514,642)          ( 2,078,328)     ( 1 ,461,846)
Interest expense - net                                  (     8,949)     (    20,465)          (    27,430)     (     73,117)
Settlement of liabilities                                         0                0           (   118,241)     (    113,858)
                                                       ------------      -----------            ----------       ------------

          NET LOSS                                      ( 1,518,316)     (   917,328)          ( 4,687,549)     (  2,693,029)

Foreign currency translation adjustments                     28,150           13,592                 1,106      (      9,684)
                                                       ------------      -----------            ----------       ------------

          TOTAL COMPREHENSIVE LOSS                      ($1,490,166)     ($  903,736)          ($4,686,443)     ($ 2,702,713)
                                                        ============     ============           ==========       ===========


Basic net loss per common share                               ($.05)           ($.04)                ($.18)            ($.12)
                                                               ====             ====                  ====              ====


Weighted average number of common shares                 27,363,388       23,834,157            26,152,686        22,985,902
                                                         ==========      ===========            ==========       ===========

                 See notes to consolidated financial statements

                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Nine months,
                                                                                     Ended September 30,
                                                                                     -------------------

                                                                                   2000               1999
                                                                                   ----               ----
OPERATING ACTIVITIES
Net loss                                                                      ($4,687,549)         ($2,693,029)
Adjustments to reconcile net loss to cash
  used in operating activities
Depreciation and amortization                                                   1,404,743              621,551
Stock issued for expenses                                                         133,378              356,535
Settlement of liabilities                                                         118,241              113.858
Other                                                                              19,885
Changes in assets and liabilities:
   Accounts receivable                                                             82,756          (    71,960)
   Inventory                                                                  (    63,817)         (   238,489)
   Prepaid expenses and other current assets                                  (   615,725)         (    81,885)
   Deferred expenses                                                               47,762
   Accounts payable and accrued expenses                                          610,487               54,516
                                                                               ----------           ----------

       NET CASH USED IN OPERATING ACTIVITIES                                  ( 2,949,839)         ( 1.938.903)
                                                                               ----------           ----------

INVESTING ACTIVITIES
Proceeds from sale of fixed assets                                                 30,799
Purchases of fixed assets                                                     (    87,111)         (   312,322)
                                                                               ----------           ----------

       NET CASH USED IN INVESTING ACTIVITIES                                  (    56,312)         (   312,322)
                                                                               ----------           ----------

FINANCING ACTIVITIES
Proceeds from sales of common stock                                             3,184,094            2,251.090
Payments of capitalized lease obligations                                     (    69,952)
Decrease in bank overdraft                                                    (    66,608)         (    14,372)
Payments of note payable                                                      (     8,181)         (    83,891)
Loans from shareholders                                                                                132,007
                                                                               ----------           ----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                3,039,353            2,284,834
                                                                               ----------           ----------

EFFECT OF FOREIGN CURRENCY ADJUSTMENTS                                              1,106          (     9,684)
                                                                               ----------           ----------

       INCREASE IN CASH                                                            34,308               23,925

CASH - beginning of year                                                                0                   20
                                                                               ----------           ----------

CASH - end of period                                                           $   34,308           $   23,945
                                                                               ==========           ==========

                 See notes to consolidated financial statements

                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       NATURE OF OPERATIONS

Skynet Telematics.com, Inc. and Subsidiaries (Company) develop, market, license and monitor tracking and anti-theft systems for automobiles and trucks.

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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto, included in Form 10-KSB of Skynet Telematics.com Inc., as of and for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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


4.       COMMON STOCK

         On July 14, 2000, the Company issued 40,000 shares of common stock to directors for an aggregate value of $40,000.


5.       SKAMP International Limited

         On September 8, 2000, Skamp International Limited: (1) authorized a 10,000 for 1 stock split, which increased their authorized shares from 1,000 shares to 10,000,000 shares and decreased their par value from $1.46 to $.000146; (2) authorized an additional 20,000,000 shares of common stock;
(3) issued 1,700,000 shares to directors; and (4) authorized a private placement of up to 4,000,000 shares of common stock at $.09, per share, through October 27, 2000. For each share sold by October 16, 2000, Skamp will also issue one warrant exercisable to purchase one share of Skamp common stock at $.09 through October 27, 2002. The private placement has been extended indefinitely. Through November 14, 2000, 575,000 shares of Skamp common stock have been sold for an aggregate of $50,370.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The business of the Company and its subsidiaries is the development, marketing, and distribution of integrated modular automotive telematic systems and providing of monitoring services to users of those products. Through its subsidiary, Skynet Telematics, Ltd., the Company distributes its own proprietary products and products developed and manufactured by third parties, generally ComROAD AG (ComROAD), in a number of countries around the world. Skynet entered into a written distribution agreement with ComROAD in March 1999. Skynet develops its own software and hardware solutions to provide for customer specific requirements. These development projects are either patented or are registered as intellectual properties and add significant value to the project. Automotive telematic systems combine the technology for mobile phones (GSM), global positioning satellite systems (GPS) and the Internet, to enable customers to identify the exact location and status information about automotive vehicles and to receive a variety of information through communication with the Company's monitoring station. These devices can be used by businesses to assist in the management of their respective fleets of vehicles of various kinds and by individuals for use in their automobiles for security purposes, emergencies and to access information available from the Company's monitoring station. These devices are available with in-car vehicle computers operating with the Windows CE(R) operating system that provide the user with an array of usage options typically available on a personal digital assistant (PDA), including Internet connections and e-mail capabilities.

Through the second quarter of 2000, the Company has entered into a number of strategic alliances and joint ventures and is currently negotiating further joint ventures and strategic alliances. The Company's strategic alliance with Casio announced on May 3, 2000 resulted in the development of the DT-800 Unit which is designed to further increase Casio and Skynet's sales in the UK and European express delivery and freight industry.

Casio and Skynet have developed a cost-effective solution for proof-of-delivery
(POD) applications for express parcel delivery companies using the DT-800. The DT-800 confirms delivery by the customer's electronic signature and scanning of a bar code. This vital tracking reference data is sent immediately from the truck, together with an automatic time and date stamp through Skynet's "Skamp" telematics product, via a low cost SMS (short message service) to the customers' accounting department. In the event of any query, the customer can ascertain who signed to accept delivery via an Internet website. This solution can also re-route the driver, select the most cost-effective route and alert the authorities to any stolen vehicle movements.

The third quarter was a period of consolidation and some senior staff and director changes. Telematics is a new industry and as such technical development and change go hand in hand as the market tries to find the most marketable, most profitable ground. Our marketing and sales efforts over the last six months have been geared towards establishing the "market." However, management believes that the "market" is fragmented country by country and market sector by market sector. The Company further believes that in early days of telematics, vehicle security and hands free communication were seen to be the way forward and the first generation of end-users bought the product on this basis. However, with more players entering the market and strong marketing by General Motors, the Company believes that General Motors' "On Star" product is leading the market toward real time service, with fast emergency response as the major service that encourages buyers. The Company anticipates profit potential from down loading videos, DVD's, CDs and games as bandwidth potential expands, with additional profit potential for marketing/advertising being triggered by invisible geo-fences. Although tailored telematic solutions will have their place in fleet management, the Company believes that clear and easily understandable reports are still essential in selling the Company's concept to cost conscious fleet managers.

During the Company's second quarter and continuing into the third quarter of 2000, Skynet has concentrated on further development of its service capabilities, bringing up to date its monitoring station technologies and speed of response. The Skamp range of telematic products provides easy to fit, comprehensive, tailored telematic systems, incorporating Skynet's cutting edge tilt and motion sensors. Skynet's telematic solutions are available in Europe at less than US$500. Despite this relatively low cost, significant sales revenues have yet to materialize. Skynet, having recognized that its sales side is weak, has taken action to replace senior personnel to allow the speedy refocusing of the sales side of the business. This will be accompanied by telesales and aggressive marketing.

                              RESULTS OF OPERATIONS

                        CONSOLIDATED RESULT OF OPERATIONS


                                                                  Three Months Ended September 30,
                                                                  --------------------------------

                                                   2000                1999               CHANGE                   %
                                                   ----                ----               -------                  -
NET SALES                                       ($86,344)             $83,506           ($169,850)             (203%)

COST OF SALES                                   (226,447)            (190,690)            (35,757)               19%

GROSS LOSS                                      (312,791)            (107,184)           (205,607)              192%

DEPRECIATION AND AMORTIZATION                   (466,478)            (221,307)           (245,171)              111%

RESEARCH AND DEVELOPMENT                         (66,185)             (53,730)            (12,455)               23%

GENERAL AND ADMINISTRATIVE                      (663,913)            (514,642)           (149,271)               29%

INTEREST EXPENSE-NET                              (8,949)             (20,465)             11,516               (56%)

NET LOSS                                      (1,518,316)            (917,328)           (600,988)               66%


                                                                  Nine Months Ended September 30,
                                                                  -------------------------------

                                                  2000                 1999               CHANGE                   %
                                                  ----                 ----               ------                   -
NET SALES                                       $475,640             $147,442            $328,198               223%

COST OF SALES                                 (1,306,871)            (419,239)           (887,632)              212%

GROSS LOSS                                      (831,231)            (271,797)           (559,434)              206%

DEPRECIATION AND AMORTIZATION                 (1,417,329)            (621,551)           (795,778)              128%

RESEARCH AND DEVELOPMENT                        (214,990)            (150,860)            (64,130)               43%

GENERAL AND ADMINISTRATIVE                    (2,078,328)          (1,461,846)           (616,482)               42%

INTEREST EXPENSE-NET                             (27,430)          (   73,117)             45,687               (62%)

SETTLEMENT OF LIABILITIES                       (118,241)          (  113,858)             (4,383)                4%

NET LOSS                                      (4,687,549)          (2,693,029)         (1,994,520)               74%

The above tables represent an analysis of the increases and decreases of the components of consolidated results of operations as derived from the Company's consolidated statement of operations for the three and nine months ended September 30, 2000 and 1999. In general, 2000 is not comparable to 1999 because the Company has been in an early growth stage of organizing and acquiring subsidiaries and joint ventures. Only recently has the Company begun a greater effort to market the Company's products.

Net Sales

As mentioned above, sales during the third quarter were disappointing, exclusive of the sale of 400 units to Euro Trade AS in the second quarter which were cancelled in September 2000 when Euro Trade's customer requirements changed. This has led to a negative sales figure for the third quarter.

Joint Ventures and Strategic Alliances

Joint venture arrangements between Risk Consultants Lebanon SARL, Gestion Development & Financement S.A. Lancry Protection Securites S.A, Skamp International Ltd. and Forefront International (HK) Ltd., will cover 42 countries and are expected to increase sales in the fourth quarter of the year 2000. Negotiations for joint ventures in India, Pakistan and Malaysia are expected to be concluded and announced during the fourth quarter of 2000.

Lancry Protection Securites S.A. and the Company (Joint Venture and exclusive head franchise for France, Spain and Russia, announced May 22, 2000), together with our other joint venture partners, intend to create a corridor of safety between the French coastline and Central Russia, enabling vehicles to be monitored and tracked through the "corridor of safety" in the knowledge that if there is a problem, or an attack on the vehicle, accident or other emergency, the nearest Skamp monitoring station will immediately alert the correct emergency, police or private security services and direct them to the vehicle. Communication with these emergency services will be in the language of the region/country, so that there is no confusion or misunderstanding. "Intervention Team" will be positioned at strategic points along the corridor to provide immediate response. This unique service is expected to dramatically reduce hi-jack incidents leading to significant insurance discounts.

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

The Skamp Telematics service is expected to reduce hi-jack incidents, improve driver productivity and reassure the driver and employer that vehicle and driver are never alone. Skamp multilingual, monitoring, security, telematics, routing and concierge services are available 24 hours a day 365 days a year. This service is expected to result in substantial reductions in insurance premiums.

Forefront International (HK) Ltd. (a private Company), is the sole distributor of Scania vehicles (Buses and Trucks) in China, Hong Kong, Taiwan and Thailand. Over 12,000 units of Scania trucks and buses have been sold in these areas by Forefront. Average annual sales exceed 1,000 units. As China has now become a member of the World Trade Organization (WTO), Forefront believes demand for Scania vehicles will increase dramatically.

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

Research and Development

Research and development has increased and will increase substantially as cutting edge technological solutions are designed to meet specific customer requirements. Telematics systems require software and hardware development to ensure full customer utilization and demand. In the same way that computers will not function without software, Telematics requires software, hardware, sensors, looms and monitoring service center development. The Company is seeking additional financing to further such development.

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

Interest Expense

Interest expense decreased in 2000 as the notes payable have been reduced.

Settlements of Liabilities

Settlements of liabilities in 2000 include continued settlements with certain of the sellers of SSCC.

Net Loss

Consolidated net loss has increased due to the nature of the Company's plan of operations rather than declining profitability.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2000, the Company raised $3,184,094, net of expenses, as compared to $2,364,948, for the nine months ended September 30, 1999, from private sales of shares of its common stock. The Company does not have any significant capital commitments; however, it is committed to maintain the infrastructure it has developed, the expenses of which consist primarily of wages and salaries of Skynet personnel. For the nine months ended September 30, 2000, the Company's operating activities used cash of $2,949,839 as compared to $2,052,761 in 1999.

As of September 30, 2000, working capital increased by $162,718 to ($639,493), from ($802,211), as of December 31, 1999.

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

American Markets

"Americans collectively spend 700 million hours a week going somewhere in a car" (Fortune Magazine, October 9, 2000)

". . . The National Highway Traffic and Safety Administration data indicate that (in the USA) although 24% of (vehicle) crashes occur on rural roads, 59% of crash deaths occur on rural roads". (Telematics Industry Report, Raymond James & Associates, Inc.). Therefore, fast emergency and position information through telematics will save lives.

Given the importance of the above quotations and the huge potential for telematics in the American markets, Skynet is actively pursuing opportunities in both North and South America to market telematic products.

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

                                     PART II

                                Other Information

Item 1.  Legal proceedings:

  None

Item 2.  Changes in Securities:

During the third quarter of 2000, the Company sold 485,544 shares of common stock at prices between $0.50 and $4.50, per share, for aggregate proceeds of $323,746. These shares were sold to a total of 59 non U.S. persons, pursuant to Regulation S under the Securities Act of 1933.

During the third quarter of 2000, the Company sold 40,000 shares of common stock to directors for aggregate of $40,000. These shares were sold pursuant to the exemption from registration requirements under the Securities Act of 1933, pursuant to Section 4(2) thereof.

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

                                                 Skynet Telematics.com, Inc.


Dated:     November 20, 2000                     By: /s/ Tomas George Wilmot
                                                 ---------------------------
                                                 Tomas George Wilmot, President
                                                 (Principal Executive Officer)




Dated:     November 20, 2000                     By: /s/ Mark Dingley
                                                 ---------------------------
                                                 Mark Dingley, Finance Director
                                                 (Principal Financial
                                                   and Accounting Officer)

                         INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying consolidated financial statements of Skynet Telematics.com, Inc. and Subsidiaries as of September 30, 2000 and for the three months and nine months then ended. These financial statements are the responsibility of the company's management.

Another accountant reviewed the interim consolidated financial information of Netking Limited and Subsidiary and Skamp International Limited, subsidiaries of the Company, whose combined total assets as of September 30, 2000 and whose revenues for the nine months then ended which constituted substantially all of the consolidated totals.

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


November 17, 2000
                                         By: /s/ Most Horowitz & Company, LLP
                                         Most Horowitz & Company, LLP