Form 10KSB
period 2000-12-31
SKYNET TELEMATICS INC
filed 2001-05-10
CIK 894557

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                       Commission file number 33-55254-39

                           Skynet Telematics.com, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

               Nevada                                  87-0485315
    --------------------------------------------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                 Link House, 259 City Road, London U.K. EC1V 1JE
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Issuer's telephone number, including area code: 011 44 207 490-7900
       -------------------------------------------------------------------

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

                                 Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's net revenues for its most recent fiscal year were $501,645.

The aggregate market value of the 16,804.813 shares of voting stock held by non-affiliates of the Registrant, as of March 31, 2001 when the closing sale price was $.35 per share, was $5,881,685 (assuming solely for purposes of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliates").

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of March 31, 2001, was 32,333,211.

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

ITEM 1. DESCRIPTION OF BUSINESS

      Skynet Telematics.com, Inc. ("Company"), was incorporated under the laws of Nevada on March 14, 1990 under the name Peripheral Connections, Inc. The name was changed to Skynet Telematics, Inc. in 1998 and to Skynet Telematics.com, Inc. in 2000. The Company beneficially owns all of the stock of Netking Limited,
U. K. private company ("Netking") and 53% of SKAMP International Limited, a U.
K. Company (SKAMP International). SKAMP International owns 90% of SKAMP sro, a Slovakian Company. Prior to the acquisition of Netking, the Company had no significant operations or assets. The Company has no significant operations nor does it hold any significant assets, other than the stock of Netking and SKAMP International. Netking has no significant operations other than the holding of all of the stock of Skynet Telematics Limited, a U.K. private company ("Skynet").

      Skynet and SKAMP sro are engaged in the development, marketing, and distribution of integrated modular automotive telematic systems and providing monitoring services to users of those products. Automotive telematic systems combine the technologies for mobile phones (GSM), global positioning satellite systems (GPS) and the Internet to enable customers to identify the exact location and status information about vehicles, to receive certain theft protection, personal security measures, e-mail, Internet access and concierge services through a monitoring station, and to receive a variety of information through communication with the monitoring station. These devices can be used by businesses to locate and manage fleets of vehicles and by individuals for their automobiles for security purposes, emergencies and access to other information and concierge services available through the monitoring station. For a further description of Skynet's business and other information regarding Skynet, see "Skynet Telematics Limited" below.

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

      The agreement has a ten year term; however, ComROAD may terminate the exclusivity of the distributorship grant and/or the license grant or terminate the distributorship grant in its entirety if Skynet does not meet certain sales goals. Although Skynet has not satisfied the specified sales goals for the first two years of the agreement, Skynet retained its rights to distribute ComRoad's products in these territories. ComRoad may appoint other distributors in the territory. Skynet may also seek other telematic suppliers.

                             Skynet Telematics Ltd.

      Skynet Ltd. is currently marketing and selling integrated modular advanced automotive telematic systems for the automotive business in the United Kingdom and Europe under the brand name Skamp. The products sold are essentially a box containing a GPS engine, a GSM chipset or module, microprocessor and software. These items are assembled in the box and mounted on printed circuit boards.

      Skynet also provides monitoring and information services through monitoring service centers in London, England and Banska Bystrica, Slovakia. The products sold by Skynet may only be monitored by a Skynet monitoring service center or a service provider who has entered into a monitoring agreement with Skynet. Skynet charges a fee for the product and also charges additional monthly or annual monitoring fees, which fees will vary depending upon the services the customer selects. Revenue is also generated by purchasing GSM voice and data calls at discounted prices. Additional revenues are generated by premium rated calls for diverse services such as pro-active route planning, information on places of interest, emergency situations, hotel reservations, ordering flowers, flight reservations, sending e-mails and letters and receiving messages.

      In 2000, Skynet focused on the marketing and distribution of the Skamp line of products and the development and sale of sophisticated sensors. Skynet plans to pursue OEM manufacturing and marketing of the Skamp products, which will allow the products to be fitted as standard equipment on cars and trucks and also as a post factory fit at the time of pre-delivery inspection prior to sale to customer.

                              Products and Services

                                      Skamp

      The ComROAD Telematic products have a global transport telematic system ("GTTS") that combines GPS and GSM technologies with an internet protocol. These products are aimed at the fleet management market. The GTTS system consists of in-vehicle computers based on an open telematic platform compatible with the operating systems of EUROS, Windows 98/Windows CE (auto PC), Linux and QNX. Skynet reconfigures the ComROAD products to include car security and vehicle information management and sells the resulting products under the Skamp names.

      Skynet currently offers three lines of Skamp products: Skamp Gateway, Skamp Pro-Active Tracking and Skamp EVA. The Skamp products offer a range of user choice options. The basic module can be built at any level and later adapted to add additional features. All Skamp products use the common open technology platform. As of March 31, 2001, Skynet has fitted and is monitoring Skamp Gateway and Skamp Pro-active units.

                                  Skamp Gateway

      Skamp Gateway is designed as a fleet management tracking device. In its original factory setting the Skamp Gateway allows the vehicles owner to track the vehicles by requesting a position on any or all of the fleet vehicles. Additional optional features include (i) geofencing, by which an imaginary perimeter is established and, if passed by a vehicle, will provide a vehicle position and status report ("VPSR"), (ii) random or timed VPSR, (iii) sensor in-puts that will activate the system to alert the monitoring station if the vehicle is moved or entered into, and (iv) hands-free phone system. Other fleet management tools include remote fuel readings, fuel theft gauge, mileage recorder, and exception reports as well as driver identification and authorization.

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

                     Skamp Executive Vehicle Assistant (EVA)

      Skamp EVA is a lifestyle services product which provides a full range of audio services: Talk-u-there advice, traffic information, secretarial support, personal assistant services, concierge and information on topics such as news, weather, up-to-date share prices, traffic conditions, "what's on" information.

      Skamp EVA integrates with Palm Digital Assistant ("PDA") technology using Windows CE with the Skamp system. By inserting a PDA into the in-vehicle docking interface, the vehicle driver will be able to realize capabilities such as pro-active tracking, two-way telecommunications, two-way e-mail with audio feedback, two-way fax, electronic diary, dictaphone, calculator, personal organizer, bar code reader and printing facility, and route planning.

      The Skamp system, with Skynet's Universal Telematic Interface(TM), uses advanced communications and security technology coupled with proprietary software that seamlessly integrates into a single product that provides protection, security, and information services using mobile cellular telecommunications and the Internet. The Skamp system incorporates a GSM (a global system for mobile communications, international standard for digital cellular telephone transmissions) cellular car telephone, which provides normal cellular telephone capability, together with a security monitoring service, and remote product status monitoring facility, global positioning, and Internet monitoring and access.

      By interfacing its immobilization system, which is a vehicle security system with crash and unauthorized entry sensors linked to the vehicle's anti-theft control system, the Skamp system is able to provide an in-vehicle remote monitoring/anti-theft tracking control system. The Skamp system also is capable of providing an integrated voice and SMS link between a customer's vehicle and 24 hour a day monitoring for vehicle security, personal distress alarm, and impact sensor, information services, concierge services and Internet access.

      The Skynet Skamp unit is concealed in the customer's vehicle and is capable of communicating automatically with the security-monitoring station.

                                Skynet's Sensors

      Skamp is a system operating software and hardware with a fully open Protocol enabling the user to simply design his own system to provide the level of control and information they specifically require. This provides the user with an array of user choice peripherals, giving them control and freedom in terms of cost and purpose of the Skamp unit.

      The Skamp module can be adapted at any level to provide full capability as and when the user chooses. The Skamp product uses a common technology platform enabling the system to operate at the lowest level of complexity. This insures that installations are carried out easily and the units are simple to upgrade and packaged compactly.

      Skynet is able to extract any type of data from a vehicle providing it has a digital or analogue output. Skynet's current range of sensors include:

      DOOR ENTRY* When the vehicle ignition is turned off and the last door has closed, after 12 seconds the door entry side of the sensor will arm. If a door or trunk is opened, the driver has 30 seconds to turn the ignition on or the sensor will activate.

      GLASS BREAK* The glass break sensor in the vehicle will trigger an alarm call if the vehicles windows are violated. This will not only prevent your vehicle from being stolen, but help reduce items being stolen from vehicles when in full display of thief.

      IMPACT SENSORS* In the event of a crash or accident, the MSC staff will inform the local Accident and Emergency and Police and guide them to the vehicle. If necessary our staff will keep talking to the injured person, while at the same time provide life saving medical information to the Ambulance service.

      GEOFENCING* This enables the vehicle to be set to alarm if it breaks through an invisible line drawn by using latitude and longitude co-ordinates by the Monitoring Service Centre's (MSC) computers. Geofencing can be used in a variety of ways to ensure early warning or alarm. The area covered can have a perimeter of any size larger than 250m.

      MILEAGE VIA TACHOMETER* Skynet is able to interface into this output and ascertain the amount traveled for journeys. The time span for this reading can be altered at your request therefore providing one with data on specific trips, weekly, or monthly reports.

      FUEL READING* This option will alarm into the MSC when there is insufficient fuel in the vehicle. To insure efficiency in one's fleet monitoring the amount of fuel especially when drivers leave the engine running is crucial to keep costs low.

      OIL LEVEL* This sensor will alarm into the MSC when there is insufficient or too much oil in the vehicle. It is vital to have enough oil running through the engine. This sensor will detect if there is potential danger to the engine as a result of lack of oil.

      TIRE PRESSURE* With this sensor one is able to establish parameters within which the alarm triggers. Maintaining the correct tire pressure is crucial to minimize wear and tear on your tires. In the long run this will be cost effective and therefore ideal for fleet managers.

      BRAKE PAD WEAR* This is ideal for fleet managers who are then able to detect when the vehicles brake pads need replacing. This not only increases the safety for the driver but also prevents any damage to the vehicle.

      FUEL THEFT* We are able to detect a sudden drop of fuel (2 litres) in a vehicle by the use of a sensor connected to the Skamp unit. When this happens an audible alarm will be heard on one of the computers in the MSC or alternatively on your own P.C. if you choose to do your own monitoring. Fuel theft is a major problem for most fleets of vehicles in the UK - this easy to fit non intrusive sensor will alert fleet managers to the smallest amount of fuel theft as it is happening.

      ANTI-REFUGEE* Specially designed for service/mobile workshop vehicles to alert sleeping or absent drivers of intrusion within the cargo area. An intelligent control unit monitors up to four connected sensors that run through a false alarm diagnostic program before sounding an alarm. When the alarm is triggered, a siren sounds for 30 seconds, the LED flashes the triggered zone and a strobe/Blue LED array illuminates until the system is reset. A further output activates the Skamp pro-active tracking device giving a precise status report to the MSC.

      TIMER LOCATOR* If a vehicle is not set to report in on ignition on and off and does not have a tilt motion and door entry sensor installed a timer can be fitted. This is programmed to wake the box up and send an SMS message, for example every four hours with a vehicle location. This would aid in reducing costs.

      IDLING SENSOR* Skynet is able to install a sensor that alarms in the MSC via SMS message when a vehicle has been idling for more than 10 minutes. This is ideal for Fleet management to ascertain and verify their drivers' movements.

      CASIO DT800* The DT's have an impressive 100 scans per second laser. This is one of the fastest on the market, designed to scan the poorest quality bar codes. This ensures high-speed data capture even if a bar code is badly printed or on a curved or irregular surface. The light weight unit relieves users from strain over prolonged shift periods and yet the large LCD touch-panel is designed with polycarbonate ensuring tough protection. The touch screen enables signatures to be captured, displayed and stored immediately. The DT-Series has become popular in the logistics arena for such applications as proof of delivery. The device sits in a docking station in the vehicle and the information is then downloaded via the Skamp unit back to a P.C enabling one to have up-to-date information and the ability to invoice immediately.

      VOLTAGE READINGS* It is important for machinery/vehicles to have optimum power and therefore being able to ascertain its capabilities is vital. Skynet is able to extract voltage readings from vehicles and if they fall below a certain limit then this will trigger an alarm call.

      TEMPERATURE READINGS* This is quite important for plant machinery, trying to maintain a temperature whereby productivity is high but damage is kept minimal. If the temperature reaches a level whereby the equipment/vehicle may be harmed then this will trigger an alarm call to the MSC. This will inevitably cut down repair costs and maintain efficiency.

      FREE-FALL SENSOR* Time is money and unscrupulous operators will drop heavy loads in order to save time putting extreme stresses on the machinery. This sensor eliminates repair bills and machine down time by detecting this radical action real time.

      OVER-EXTENDED BOOM* A major concern for the plant industry is the amount or quantity that they are able to load onto their machine/vehicle. This sensor alarms when the cranes boom has been extended too far in relation to the load it is lifting. This is crucial to counter-act any potential damage caused by overload towards the crane structure, therefore reducing maintenance cost and increasing safety.

      HYDRAULIC PRESSURE* Maintaining hydraulic pressure is vital for plant machinery. Therefore Skynet tap into an existing sensor to alert the customer if the hydraulic pressure goes beyond a critical level. High hydraulic pressure causes damage to the equipment, such as split hoses that would lead to subsequent loss of fluid. Therefore, this sensor is considered as an early warning informing the user that the machine is being used too hard. One would set the upper limit 20-30 PSI below the level that would cause any problems, giving the customer plenty of time to rectify any potential damage.

      SERVICE HOURS* This configuration is vital for Plant equipment, as it is able to record usage duration, which can then be relayed onto the customer by charging the appropriate rental. The sensor can also be configured to alarm in to notify the user that the machine is due for a service. This would subsequently reduce the risk of component failure, breakdown and maintenance, as any potential problems would be noticed.

      BLOCKED FUEL FILTER* Skynet is able to ascertain whether or not the fuel supply in a vehicle is 'flowing' as it should be. The sensor would alarm into the MSC if the fuel supply is blocked, which would obviously cause the vehicle to be starved of fuel.

      BLOCKED AIR FILTER* Plant machinery undergo strenuous work in often difficult conditions and would therefore require the engine to continuously work efficiently. However, due to the nature of the conditions the air filters can regularly be blocked up with dirt or dust, which would inevitably stop the engine from running. This sensor is designed to warn the user if the air filter is blocked ensuring that the vehicle is working at its optimum power.

      BATTERY STATUS AND CHARGING* It is very important for plant machinery to operate at optimum battery level during the working day. This sensor can detect when the voltage within the battery drops to a specified level. It is also able to monitor how much the battery is charging during use. This data can be used to predict when battery drain is occurring saving costly time having to replace the battery.

*EXAMPLES OF THE TYPES OF DATA SKYNET CAN EXTRACT FROM EITHER EXISTING SENSORS BY 'TAPPING' INTO THEM OR VIA DIGITAL/ANALOGUE OUTPUTS. WE CAN REMOTELY CAPTURE DATA FROM ANY ONBOARD SYSTEM. IF YOU WISH TO USE ALL DIGITAL OUTPUTS YOU WILL NOT BE ABLE TO HAVE PHONE CAPABILITIES.

      Skynet Telematics has provided substantial time, energy and funds for research and development to provide the highest quality and advanced sensor technology. It is due to this commitment that we are able to offer a service that is second to none. It is the amalgamation of this advance technology, quality service and dedication that ensures Skynet as being the main driving force within the Telematics industry.

                           Monitoring Service Centers

      The monitoring service centers in London, England and Banska Bystrica, Slovakia are highly sophisticated central information and service centers to handle the customers' needs, such as vehicle and fleet monitoring, emergency service liaison, satellite mapping and navigation, traffic condition information, tracking, remote immobilization, emergency assistance, concierge service and Internet access. Skynet anticipates opening additional service centers as it grows, either directly or through local monitoring stations, companies or international monitoring roaming agreements. The monitoring service centers are open and available 24 hours a day, 365 days a year. Following are further examples of the services that the monitoring service centers may provide, depending upon the model of the Skamp product the vehicle owner has.

      In the event of an attempted theft that is sufficient to trigger the alarm sensor, information concerning the location of the vehicle and its owner is automatically transmitted to the service center while within the GSM cellular coverage. A trained operator using a computer based vehicle mapping system with a database of relevant information may, if necessary, pass details on to the police, or the appropriate emergency service for action. If the driver of the vehicle is in distress (illness, breakdown, or fear of attack) he or she can communicate by the cellular telephone link with the service center where an operator can take the appropriate action while still maintaining voice contact with the driver or passengers. The service center operators also have the capability to immobilize the vehicle and cut the power to the vehicle in the event of unauthorized entry.

      The operators also have the ability to control certain functions of a vehicle, such as turning on headlights, opening a sun roof, sound its horn and turn on the air systems. The monitoring center also offers traffic information and pro-active routing services. Also available is a concierge service that will make reservations at restaurants and hotels, order flowers and other gifts, as well as provide Internet access and e-mail.

                                Internet Tracking

      Netrak is an Internet based real-time tracking facility offered by Skynet. Skynet has worked closely with Pole Star Space Application Ltd. to improve and develop this system. We are now able to offer our customers global mapping, often down to street level at a fraction of the cost we were able to supply mapping for the UK and Europe only. We believe Netrak will revolutionize the self tracking market for smaller fleets. Good street level mapping can cost in excess of $15,000 (when held on the clients own PC). Netrak offers smaller customers good street level mapping at a few cents per position request, thus providing a quality solution for less frequent fleet tracking. Netrak also removes the need for client software to be uploaded on to a customers PC, and allows the customer to track their vehicle from any computer connected to the Internet.

                                    Customers

      During 2000, there were no customers that comprised more than 10% of Skynet's net sales. The current customer base consists of fleet owners and individuals, with approximately 70% of sales attributed to the fleet owners. Skynet will continue to target owners of fleets of vehicles, industrial vehicles including diggers, skid steer and mini-excavator vehicles, car hire (leasing) companies, motorcycle owners and individual vehicle owners.

                                    Suppliers

      The ComROAD unit with GPS engine, GSM chipset or module and micro processor components of the base unit product for the Skamp line of products will be purchased through ComROAD under an agreement between Skynet and ComROAD. With respect to other principal suppliers of components of the Skamp products, there are several available suppliers and management believes that such goods could be obtained from other suppliers on acceptable terms.

                            Telematic Market Overview

      The Telematics industry in the UK and Europe is becoming very competitive as investors realize the huge potential for the industry. Telematics will be a fact of everyday life within three years as motor manufacturers fit Telematics as standard. In the meantime the retro-fit market for automobiles, trucks, buses, trailers, marine craft and motorbikes is vast.

      Skynet have spent a considerable amount of time and money developing a stable of sensors that can be accessed from remote locations. This enables real-time reports on the condition, location and performance of a vehicle anywhere in Europe. Asset management is therefore optimized and customer service improved, while vehicle warranty provisions can be checked against actual customer use/abuse. In the event a customer refuses to pay for a rental or delays payment until the end of contract, the vendor can gain control over the situation by remotely immobilizing the vehicle until such time as payment is made.

      The recently announced Business Partnership Agreement with MTS Bobcat has led to a large number of orders for SKAMP Pro-active Telematics devices with sensors specific to the requirements for Bobcat dealers. Bobcat is the brand name for mini-diggers and skid steer vehicles manufactured by Bobcat in the USA. Bobcat is a subsidiary of Ingersol RAND.

      The Business Partnership with BT Cellnet whereby BT Cellnet provide GSM airtime and line rental at beneficial rates is a major move forward for Skynet enabling Skynet to offer customers competitive GSM voice tariffs.

                            Competition and Marketing

      There are multiple competitors in the telematics industry, such as Trakbak, Orchid, Tracker (Lo-Jack), OnStar, and Minor Planet which have financial resources far greater than Skynet's, and such companies can undertake much more extensive marketing and advertising programs than Skynet. Certain other competitors also have greater financial resources than Skynet.

      Skynet competes by stressing the complete range of services that Skynet can provide and the extensive range of specialist sensors. While competitors can offer some of the options available to customers, Skynet believes it is the only one to offer all of the services it can provide through one product. Also, Skynet and ComROAD compete on price, with the SKAMP range of products starting at a highly competitive "fitted" price of US$500.

      Management of Skynet believes that there is no competitor in the United Kingdom and Europe, that sells an integrated product incorporating voice link and SMS facilities using GSM, PCN networks, a range of Telematic products and Internet. There are, however, other vehicle security systems on the market, and a number of major vehicle manufacturers offer, or are planning to offer, automobiles with some form of vehicle tracking and assistance service. However, management believes that the Skamp range of products, with its integrated features and the services offered through its monitoring centers, currently differentiates its product from those of its United Kingdom and European competitors.

      Skynet's marketing efforts are directed by its sales manager. Each sales person is focused on a specific target market or markets. In addition to its internal sales force, Skynet markets its products through business partners and strategic alliances. Skynet utilizes direct solicitation through its sales force and referrals from insurance companies and existing customers. Skynet is also utilizing selected advertising in trade journals and participates in selected trade shows.

                          Intellectual Property Rights

      Skynet relies on a combination of trade secret and copyright laws to protect proprietary rights in its products.

      Skynet has a United Kingdom copyright to the software which is the gateway from the GSM system employed to the mapping and tracking systems, and remote control software enabling the central security-monitoring center to have complete and full two-way communications with the telephone module.

      Skynet plans to file an application for a patent in the United Kingdom for its Universal Telematic Interface(TM) ("UTI") and design of connector looms. UTI is a 4 layer printed circuit board with sophisticated software which when connected to a telematics device and to the vehicle provides control of the vehicles electronic systems quickly and easily.

                            Research and Development

      During 2000, Skynet expended $291,973 on research and development programs. Such costs are generally included as factors in determining Skynet's pricing procedures. The Research and Development program successfully developed a wide range of sensors and data storage units designed to report vehicle status information, through the ComROAD Telematic device, to remote locations such as an office or monitoring station.

                                  Key Employee

      Skynet's operations to date have been largely dependent on the efforts of its President, Tomas G. Wilmot. The loss to Skynet of Mr. Wilmot would have a material adverse effect upon the operations of Skynet.

                           Product Liability Insurance

      The Company does not have product liability insurance. Skamp International anticipates purchasing product liability insurance, however, there is no assurance that the Company will obtain such insurance; Skynet Telematics Ltd. has product liability cover of (pound)1,000,000 or $1,490,000 per annum.

                                    Employees

      As of April 2001, the Company did not have any employees. Its subsidiaries had 32 full-time employees and 3 Non-Executive Directors as of April 25, 2001. Skynet considers its relationships with its employees to be satisfactory.

                             Government Regulations

      The Company and its subsidiaries have not been materially impacted by existing government regulation, nor is the Company aware of any probable government regulation that would materially affect its operations. There have been no costs to the Company or its subsidiaries in complying with environmental laws.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company owns no properties. Skynet leases approximately 7,500 square feet at Link House, 259 City Road, London, England, which serves as an office and monitoring service center. Skynet leases the space at an annual rate $96,850 on a lease expiring September 28, 2002. Either party has the right to terminate the lease upon three months notice. The current premises are sufficient for the operations of the Company and its subsidiaries, but Skynet has decided that considerable savings can be achieved by re-locating the Company outside of central London. This move is expected to take place by end of year 2001.

ITEM 3: LEGAL PROCEEDINGS

      On or about April 20, 2000, WPB Associates, d/b/a Silver Hall Holdings Limited, commenced an action in the United District Court for the Southern District of New York (00 Civ. No. 3669) against the Company, alleging breach of contract for failure to pay for consulting services and a fee earned for arranging a line of credit under a contract entered into in October 1999. Plaintiff is seeking damages of $508,07l, plus interest and costs of the litigation. The parties have entered into settlement negotiations.

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

                     High    Low          High        Low

Quarter                  1999                   2000

First Quarter        $3.55   $2.53        $7.00       $1.19
Second Quarter       $4.23   $3.02        $3.50       $1.38
Third Quarter        $4.44   $3.52        $1.94       $0.75
Fourth Quarter       $4.00   $0.75        $1.75       $0.31

      As of March 31, 2001, there were approximately 1684 record holders of the Company's Common Stock.

      The Company has never paid any cash dividends on its Common Stock and has no present intention to do so. The Company intends to retain all of its earnings for use in its business.

Recent Sale of Unregistered Securities.

      During the fourth quarter of 2000, the Company sold 2,269,765 shares of common stock at prices between $.40 and $1.25, per share, for aggregate proceeds of $873,451, net of commissions of $411,419. These shares were sold to a total of 284 non U.S. persons, pursuant to Regulation S under the Securities Act of 1933.

      In November 2000, the Company issued 6,000 shares of common stock, at $.50, per share, in payment of commissions, to a non U.S. person, pursuant to Regulation S under the Securities Act of 1933.

      In December 2000, the Company issued 128,162 shares of common stock in repayment of a note payable of $64,086, to a non U.S. person, pursuant to Regulation S under the Securities Act of 1933.

      No commissions were incurred on these two issuances of shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

      The Company, through its subsidiaries, develop, market, and distribute integrated modular automotive telematic systems and provide monitoring services to users of those products. Through its subsidiary Skynet, the Company distributes its own proprietary products and products developed and manufactured by third parties, generally ComROAD AG ("ComROAD")in a number of countries around the world. Skynet entered into a written distribution agreement with ComROAD in March 1999. Skynet develops its own software and hardware solutions to provide for customer specific requirements. These development projects are either patented or are registered as intellectual property and add significant value to the project. Automotive telematic systems combine the technology for mobile phones (GSM), global positioning satellite systems (GPS) and Internet, to enable customers to identify the exact location and status information about automotive vehicles and to receive a variety of information through communication with the monitoring station. These devices can be used by businesses to manage fleets of vehicles of various kinds and by individuals for their automobiles for security purposes, emergencies and access to information available from the monitoring station. These devices are available with in-car vehicle computers operating with Windows CE that provide the user with an array of usage options as are found on a personal digital assistant (PDA), including internet connections and e-mail capabilities.

2000

      The following table represents an analysis of the increases and decreases of the components of consolidated results of operations as derived from the Company's consolidated financial statements.

                        CONSOLIDATED RESULT OF OPERATIONS

                            2000 AS COMPARED TO 1999

                                         2000             1999           CHANGE                %
                                         ----             ----           ------                -
NET SALES                               501,645          352,922          148,723               42

LICENSES                                                 788,556         (788,556)

TOTAL REVENUES                          501,645        1,141,478         (639,833)             (56)

COST OF SALES                        (1,077,532)        (768,461)        (309,071)             (40)

GROSS PROFIT (LOSS)                    (575,887)         373,017         (948,904)            (254)

DEPRECIATION AND AMORTIZATION        (2,182,371)      (1,346,949)        (835,422)             (62)

RESEARCH AND DEVELOPMENT               (291,973)        (211,388)         (80,585)             (38)

GENERAL AND ADMINISTRATIVE           (4,230,718)      (2,490,578)      (1,740,140)             (70)

INTEREST EXPENSE-NET                    (36,433)        (116,074)          79,641               69

WRITE-OFF OF LICENSE AND
  SETTLEMENT OF LIABILITIES            (118,241)        (413,727)         295,486               71

MINORITY INTEREST                        68,151                            68,151

TOTAL EXPENSES                       (6,791,583)      (4,578,716)      (2,212,869)             (48)

NET LOSS                             (7,367,472)      (4,205,699)      (3,161,773)             (75)

      Net Sales

      During 2000, net sales of products, software and technical and specialist design responses to Avis's demands, resulted in lower sales than anticipated. However these matters have now been resolved and sales are expected to increase substantially into 2001 and beyond. Although we were disappointed with 2000 sales of only $501,645, it was an increase of 42% over 1999. Additional reasons for this poor performance were related to changes in Telematic consumer requirements and demands.

      Skynet has re-organized its sales team and identified sales opportunities which provide customers with serious cash savings through effective control for the way in which leased vehicles are used by customers. Sales for the 1st quarter of 2001 will show a substantial increase over the previous quarter and with a backlog of orders going into the 2nd quarter, we expect this improvement to continue.

      Cost of Sales

      Cost of sales and gross profit were not indicative of when the Company will be at higher sales levels. Purchases and salaries are the largest components of costs of sales.

      Depreciation and Amortization

      Depreciation and amortization for 2000 increased over 1999 as a result of the reduction in estimated useful life of the software and intellectual property.

      Research and Development

      Research and development increased slightly over 1999 and will continue to increase substantially as cutting edge technological solutions will be designed to meet specific customer requirements. Telematics systems require software and hardware development to insure full customer utilization and demand. In the same way that computers will not function without software, telematics requires software, hardware, sensors, looms and monitoring service center development.

      General and Administrative Expenses

      General and administrative expenses increased substantially as compared to 1999, the Company was still developing their infrastructure and increasing their marketing effort as in 2000. Substantial additional costs were incurred in reaching the "Avis Solution". Salaries, communication costs and marketing are the most significant components of general and administrative. It is Skynet's intention to reduce its general and administrative expenses as low as possible in 2001.

      Interest Expense

      Interest expense decreased substantially over 1999 as the Company reduced its debt primarily by the issuance of common stock in payment of debt.

      Net Loss

      Consolidated net loss increased due to the nature of the Company's operations rather than declining profitability. The Company anticipates reaching profitability by the end of 2001.

1999

      The following table represents an analysis of the increases and decreases of the components of consolidated results of operations as derived from the Company's consolidated financial statements. In general, 1999 is not comparable to 1998 because in 1998 the Company was in the development stage and was organizing and acquiring subsidiaries, whereas in 1999 the Company began a greater effort to market the Company's products.

                        CONSOLIDATED RESULT OF OPERATIONS
                            1999 AS COMPARED TO 1998

                                        1999             1998           CHANGE                %
                                        ----             ----           ------                -
NET SALES                             352,922          154,651          198,271              128

LICENSES                              788,556                           788,556

TOTAL REVENUES                      1,141,478          154,651          986,827              638

COST OF SALES                        (768,461)        (470,235)        (298,226)             (63)

GROSS PROFIT (LOSS)                   373,017         (315,584)         688,601             (218)

DEPRECIATION AND AMORTIZATION      (1,346,949)        (630,953)        (715,996)            (113)

RESEARCH AND DEVELOPMENT             (211,388)        (122,129)         (89,259)             (73)

GENERAL AND ADMINISTRATIVE         (2,490,578)      (1,281,140)      (1,209,438)             (94)

INTEREST EXPENSE-NET                 (116,074)         (27,184)         (88,890)            (327)

WRITE-OFF OF LICENSE AND
   SETTLEMENT OF LIABILITIES         (413,727)                         (413,727)

FINDERS' FEE                                          (250,540)         250,540

TOTAL EXPENSES                     (4,578,716)      (2,311,946)      (2,266,770)             (98)

NET LOSS                           (4,205,699)      (2,627,530)      (1,578,169)             (60)

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      During 2000, cash increased primarily over 1999 by $201,196 as a result of raising $4,013,225, net of expenses of $1,347,096, from private sales of shares of its common stock, the Company's primary source of funds, in excess of operating expenses for the Company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company has had no disagreements with its accountants.

      Effective January 19, 2000, the Company dismissed Smith & Company, its independent accountant for 1998. There were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which if not satisfactorily resolved would have caused Smith & Company to reference such matter in its report. The accountants' reports for the year ended December 31, 1998 contained a qualified opinion in an explanatory paragraph stating that the financial statements have been prepared on a going concern basis.

      Effective February 18, 2000, the Company retained Most Horowitz & Company, LLP, as its independent accountant for 1999. Most Horowitz & Company, LLP had not been consulted by the Company on any application of accounting principles or the type of audit opinion that might be rendered on the Company's financial statements or on any matter that was either the subject of a disagreement or a reportable item.

      In the first quarter of 2000, the Company dismissed The Lawrence Woolfson Partnership, (U.K.) Chartered Accountants and Registered Auditor, their U.K. auditors, and retained Levy Gee (U.K.), Registered Auditor, to audit their U.K. subsidiaries. There were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which if not satisfactorily resolved would have caused the predecessor, the Lawrence Woolfson Partnership, to reference such matter in its report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            Set forth below are the names of all directors and executive officers of the Company along with certain information relating to the business experience of each of the listed officers.

           Name                 Age                  Position
--------------------------      ---       -----------------------------------
Tomas Wilmot                    54        President and Chairman of the Board
Stuart Langston                 57        Executive Officer and Director
Mark Dingley                    43        Chief Financial Officer
Kevin Wilmot                    32        Secretary
Christopher Wilmot              31        Executive Officer
Philip Porter                   30        Executive Officer
Lord Montagu of Beaulieu        75        Director
James Ryall                     39        Director
Valthor Stefansson              42        Director

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

      Stuart Langston: Mr. Langston is the Managing Director of Skynet Telematics Ltd. From 1961 to 1999, Mr. Langston acted as a specialist in banking, asset management and credit control at Bank of Ireland, Merrill Lynch and Lloyd's Bank.

      Mark Dingley: Mr. Dingley is the Chief Financial Officer of the Company. Trained with Finnie & Co. (now part of BDO Stoy Hayward) and spent seven years in the profession before moving into commerce. As financial director of the Toprak Group of Companies in the UK, part of a large Turkish conglomerate, he was a pivotal member of the management team and instrumental in restructuring the UK group. Following five years at Toprak, he joined Checkline Plc, one of the leading providers of EFT solutions in the UK. As company secretary and head of finance, he played a key role in board decisions and the development of corporate strategy. Along with highly developed organizational skills, he has had extensive experience in implementing and maintaining computer-based management information systems.

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

      James Ryall: Mr Ryall, spent eight years with Flemings (London) ending up as director and head of Hong Kong, Singapore & Malaysian equity sales. In 1997, Mr. Ryall left to establish a private venture capital investment company, Duncraig International, owned by him and a partner. That company sources, appraises, structures and manages a range of diverse investments both in UK and overseas, from telecoms in California, to motorcycle importation from Japan and is involved with management of all businesses both at macro and micro level, establishing and maintaining compliance, control and reporting standards.

      Valthor Stefansson: Mr. Stefansson, who became a director in April 2000, is a General Practitioner in Medicine. He was a founder and president of a successful international software company from 1989 to 1997. He has participated in many high-tech start-up companies, both as a long term shareholder and as a venture capitalist, and has been a board member of several. He represents a large group of Icelandic shareholders in Skynet Telematics.com Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

      Pursuant to Section 16 of the Exchange Act, the Company's Directors and executive officers and beneficial owners of more than 10% of the Company's common stock, par value $.001 ("Common Stock"), are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company by the Company's Chief Executive Officer. No other executive officer of the Company received total compensation in excess of $100,000 during any of the last three years.

                                      Annual Compensation      Long Term Compensation
                                   -------------------------   ----------------------
                                           Payouts                  Awards
                                           -------                  ------
   (a)                     (b)      (c)               (d)      (e)          (f)              (g)           (h)        (i)
                                                                                                          Long-
                                                                                                          term
                                                               Other      Restrict-                       incen-
Name                                                           Annual     ed                              tive        All
and                                                            Compen-    Stock             Options/      Plan        Other
Principal                                                      sation     Award(s)          SARs          Payouts     Com-
Position                  Year     Salary($)(1)     Bonus($)   ($)        ($)               (#)           ($)         pensation
---------                 ----     ---------        --------   -------    ---------         --------      -------     ---------
Tomas Wilmot,             2000     $205,663(2)        $0        $0        $0                   0           $0(3)         $0
Chief Executive           1999     $159,279(4)        $0        $0        $0               1,000,000       $0            $0
Officer and               1998     $44,172            $0        $0        $0                   0           $0            $0
Chairman of the
Board of Directors
of the Company and
its subsidiaries

--------------------------------

(1) Includes salary and benefits paid by Skynet Telematics Limited, a subsidiary.
(2)   Included $100,000 accrued and unpaid as of December 31, 2000.
(3)   Exclusive of $50,000, payable upon the Company's profitably, if any.
(4)   Included $100,000 paid in 2000.

               Number of      Percent of Total
               Securities      Options/SARs
               Underlying        Granted          Exercise
Name of       Options/SARs     to Employees       or Base        Expiration
Individual      Granted       In Fiscal Year   Price($/Share)       Date
----------    -----------    ----------------  --------------    -----------
Tomas Wilmot   1,000,000           56%             $1.00       July 22, 2004

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year Ended Option/SAR Values

                                                                    Number of Securities
                                          Underlying                Value of Unexercised
               Shares                     Unexercised                  In-The-Money
            Acquired on     Value        Options/SARs                 Options/SARs
Name of      Exercise     Realized    at Fiscal Year End (#)      at Fiscal Year End ($)
Individual      (#)         ($)      Exercisable/Unexercisable   Exercisable/Unexercisable
----------  -----------   --------   -------------------------   -------------------------
Tomas Wilmot   NONE         NONE           $1,000,000                        NONE

Compensation of Directors

      Directors, who are not employees of the Company, are paid annual compensation of $13,860, based on the current exchange rate, plus reimbursements for travel expenses to attend meetings of the Board of Directors.

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

Name and Address                    Amount and Nature of                    Percentage
of Beneficial Owner               Beneficial Ownership (1)                 of Class (2)
-------------------               ------------------------                 ------------
Tomas Wilmot                              10,500,000 (3)                       30.8%
c/o Skynet Telematics
Link House
259 City Road
London, U.K.

Sousa International                        3,750,000                           11.0%
43 Portland Place
London, U.K.

Lord Montagu of Beaulieu                     110,000                           *
c/o Skynet Telematics
Link House
259 City Road
London, U.K.

James Ryall                                  216,636                           *
c/o Skynet Telematics
Link House
259 City Road
London, U.K.

Kevin Wilmot                                 215,000                           *
c/o Skynet Telematics
Link House
259 City Road
London, U.K.

Mark Dingley                                 180,000                           *
c/o Skynet Telematics
Link House
259 City Road
London, U.K.

Christopher Wilmot                           405,023                            1.2%
c/o Skynet Telematics
Link House
259 City Road
London, U.K.

Stuart Langston                               10,000                           *
c/o Skynet Telematics
Link House
259 City Road
London, U.K.

Valthor Stefansson                           141,739                           *
c/o Skynet Telematics
Link House
259 City Road
London, U.K.

Officers and directors as a group         15,528,398                           45.5%

*     denotes less than 1%.

(1) Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the person indicated.

(2) Based on 32,333,211 shares outstanding as of March 31, 2001 and 1,800,000 options to purchase shares. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are convertible or exercisable within sixty (60) days of the date hereof (pursuant to Rule 13d-3 under the Securities Exchange Act of 1934) have been converted or exercised.

(3) On April 6, 2001, Mr. Tomas G Wilmot transferred at no cost 2,500,000 to Mrs. Elaine Wilmot as part of their divorce settlement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

            (a)   Exhibits

Exhibit No.       Description
                  -----------

2.1               Stock Purchase and Sale Agreement among Peripheral
                  Connections, Inc. and Tomas Wilmot (1)

3.1               Articles of Incorporation of Skynet Telematics, Inc., and
                  Amended Articles (2)

3.2               By-laws of Skynet Telematics, Inc. (1)

10 Material Contracts Strategic Alliance, Distribution, License and Cooperation Agreement (2)

21                Subsidiaries of the Registrant *

(1) Incorporated by reference from the Form 10-KSB filed for the fiscal year ended December 31, 1997.

(2) Incorporated by reference from the Form 10-KSB filed for the fiscal year ended December 31, 1999.

*     Filed herewith.

      (b) Reports on Form 8-K.

      Reports on Form 8-K filed by the Company during fiscal year ended December 31, 2000:

            January 19, 2000 - Smith & Company, the Company's independent public accountants was dismissed.

            February 18, 2000 - Most Horowitz & Company, LLP was retained as the Company's independent public accountants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2001

SKYNET TELEMATICS.COM, INC.


By: /s/ Mark Dingley                         By: /s/ Tomas Wilmot
---------------------------                  ---------------------------------
Mark Dingley                                 Tomas Wilmot
Chief Financial Officer                      Chief Executive Officer
(Principle Accounting Officer)               (Principle Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                 Title                                                     Date
---------                                 -----                                                     ----
/s/ Tomas Wilmot                      Chairman and Chief                                         May 4, 2001
-----------------------------         Executive Officer (Principle Executive Officer)
Tomas Wilmot

/s/ Mark Dingley                      Chief Financial                                            May 4, 2001
-----------------------------         Officer and Director (Principle Accounting Officer)
Mark Dingley

/s/ Stuart Langston                   Executive Officer and Director                             May 4, 2001
-----------------------------
Stuart Langston

/s/ Lord Montagu                      Director                                                   May 4, 2001
-----------------------------
Lord Montagu of Beaulieu

/s/ James Ryall                       Director                                                   May 4, 2001
-----------------------------
James Ryall

/s/ Valthor Stefansson                Director                                                   May 4, 2001
-----------------------------
Valthor Stefansson

                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

Independent Auditors' Report - December 31, 2000 and 1999................      F-2

Independent Auditor's Reports - United Kingdom - December 31, 2000
- Netking Limited and Subsidiary (UK) - December 31, 2000................      F-3
- Skamp International Limited (UK) - December 31, 2000...................      F-4

Independent Auditors' Reports - (United Kingdom) - December 31, 1999
- Netking Limited and Subsidiary (UK) - December 31, 1999................      F-5
- Skamp International Limited (UK) - December 31, 1999...................      F-6

Consolidated Balance Sheet - December 31, 2000...........................      F-7

Consolidated Statement of Operations and
  Comprehensive Loss - Years Ended December 31, 2000 and 1999............      F-8

Consolidated Statement of Stockholders' Equity - Years Ended
  December 31, 2000 and 1999.............................................      F-9

Consolidated Statement of Cash Flows - Years Ended
  December 31, 2000 and 1999.............................................      F-10

Notes to the Consolidated Financial Statement............................      F-11 to F-15

Stockholders and Board of Directors
Skynet Telematics.com, Inc.
London, United Kingdom

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of Skynet Telematics.com, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the 2000 consolidated financial statements of Netking Limited and Subsidiary or Skamp International Limited, subsidiaries of the Company, which statements reflect total assets constituting 100 percent of the consolidated total assets as of December 31, 2000, and total revenues constituting 100 percent and 31 percent of the related consolidated total revenues for the years ended December 31, 2000 and 1999, respectively. Those statements were audited by other auditors whose reports, dated April 12, 2001, have been furnished to us and included herein and our opinion, insofar as it relates to data included for Netking Limited and Subsidiary and Skamp International Limited, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Skynet Telematics.com Inc. and Subsidiaries as of December 31, 2000, and their results of their operations and cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has incurred losses from operations for 2000 and 1999 which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/ Most Horowitz & Company, LLP
                                            ---------------------------------
                                            Most Horowitz & Company, LLP

New York, New York
April 13, 2001

NETKING LIMITED

AUDITORS'REPORT
TO THE SHAREHOLDERS OF NETKING LIMITED

We have audited the financial statements of Netking Limited as of and for the year ended December 31, 2000 which have been prepared under the historical cost convention and the accounting policies set out therein.

RESPECTIVE RESPONSIBILITIES OF THE DIRECTOR AND AUDITORS

As described in the financial statements the company's director is responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

BASIS OF OPINION

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the director in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's and the group's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

FUNDAMENTAL UNCERTAINTY

In forming our opinion, we have considered the adequacy of the disclosures made in the financial statements concerning the uncertainty as to the ability of the parent company to continue to provide support to the company in order that it can continue to provide support to Skynet Telematics Limited for a period of at least twelve months from the date of approval of these financial statements. The recoverability of the debt due from Skynet Telematics Limited of $8,019,016 is dependent upon such continued support and ultimately the projected new product sales being realized. If the additional funding is not forthcoming, and the projected sales do not materialize, the group will be unable to continue trading. As a consequence, adjustments would have to be made to reduce the value of assets to their recoverable amount, to provide for any further liabilities which may arise and to reclassify fixed assets and long term liabilities as current assets and liabilities. It is not possible to quantify the potential effect of these adjustments. Our opinion is not qualified in this respect.

OPINION

In our opinion the financial statements give a true and fair view of the state of the company's and the group's affairs as at 31 December 2000 and of the group's loss for the year then ended and have been properly prepared in accordance with the Companies Act 1985.


/s/ Levy Gee                                          12 April 2001
---------------
Levy Gee
Registered Auditor                                    66 Wigmore Street
                                                      London
                                                      WI U 2HQ

SKAMP INTERNATIONAL LIMITED

AUDITORS'REPORT
TO THE SHAREHOLDERS OF SKAMP INTERNATIONAL LIMITED

We have audited the financial statements of Skamp International Limited as of and for the year ended December 31,2000 which have been prepared under the historical cost convention and the accounting policies set out therein.

RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

As described in the financial statements, the company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

BASIS OF OPINION

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's and the group's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

GOING CONCERN

In forming our opinion, we have considered the adequacy of the disclosures made in the financial statements concerning the uncertainties surrounding the Group's dependence on additional future equity funding and projected new product sales, on which the Group's continued future operation depends. In view of the significance of this uncertainty we consider that it should be drawn to your attention but our opinion is not qualified in this respect.

OPINION

In our opinion the financial statements give a true and fair view of the state of the company's and the group's affairs as at 31 December 2000 and of the group's loss for the year then ended and have been properly prepared in accordance with the Companies Act 1985.


/s/ Levy Gee                                          12 April 2001
---------------
Levy Gee
Registered Auditor                                    66 Wigmore Street
                                                      London
                                                      WlU 2HO

NETKING LIMITED

AUDITORS' REPORT TO THE MEMBERS

We have audited the consolidated financial statements of Netking Limited as of and for the year ended December 31, 1999 which have been prepared under the historical cost convention and on the basis of accounting policies set out therein.

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

GOING CONCERN

In forming our opinion, we have considered the adequacy of the disclosures made in the consolidated financial statements concerning the uncertainty arising from the group's trading losses. In view of the significance of this uncertainty we consider that it should be drawn to your attention but our opinion is not qualified in this respect.

OPINION

In our opinion the consolidated financial statements give a true and fair view of the state of affairs of the company and of the group as at 31st December 1999 and of the group's loss for the year then ended and have been properly prepared in accordance with the Companies Act 1985.


/s/ The Lawrence Woolfson Partnership
--------------------------------------------
The Lawrence Woolfson Partnership

Chartered Accountants and Registered Auditor
1 Bentinck Street
London W1M 5RN

Date: 12th April 2000

SKAMP INTERNATIONAL LIMITED

AUDITORS' REPORT TO THE MEMBERS

We have audited the financial statements of Skamp International Limited as of and for the year ended December 31, 1999 which have been prepared under the historical cost convention and on the basis of accounting policies set out therein.

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


/s/ The Lawrence Woolfson Partnership
--------------------------------------------
The Lawrence Woolfson Partnership

Chartered Accountants and Registered Auditor
1 Bentinck Street
London W1M 5RN

Date: 12th April 2000

                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000

                                     ASSETS
CURRENT ASSETS
Cash ............................................................      $    201,196
Accounts receivable (net of allowance for doubtful
              accounts and credits of $138,776) .................           135,308
Inventory .......................................................           249,103
Prepaid expenses ................................................           318,309
                                                                       ------------

           TOTAL CURRENT ASSETS .................................           903,916

FIXED ASSETS (Note 5) ...........................................           417,403
SOFTWARE AND INTELLECTUAL PROPERTY (NOTE 6) .....................         3,217,399
                                                                       ------------

           TOTAL ASSETS .........................................      $  4,538,718
                                                                       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses ...........................      $  2,480,104
Capitalized lease obligations ...................................            45,925
Note payable ....................................................            44,177
                                                                       ------------

           TOTAL CURRENT LIABILITIES ............................         2,570,206

LOANS PAYABLE (Note 9) ..........................................           347,337
                                                                       ------------

           TOTAL LIABILITIES ....................................         2,917,543
                                                                       ------------

COMMITMENTS AND CONTINGENCY (Notes 4, 8, and 9)

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; authorized: 20,000,000 shares;
         issued and outstanding: none (Note 3)
Common stock - $.001 par value; authorized: 75,000,000 shares;
         issued and outstanding: 30,114,004 shares in 2000
         and 24,513,495 shares in 1999 (Note 3) .................            30,114
Additional paid-in capital ......................................        16,003,986
Deficit .........................................................       (14,475,736)
Accumulated other comprehensive income ..........................            62,811
                                                                       ------------

           TOTAL STOCKHOLDERS' EQUITY ...........................         1,621,175
                                                                       ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........      $  4,538,718
                                                                       ============

                 See notes to consolidated financial statements.

                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                     Years Ended December 31, 2000 and 1999

                                                          2000               1999
                                                          ----               ----
REVENUES
Sales ..........................................      $    501,645       $    352,922
License (Note 9) ...............................                              788,556
                                                      ------------       ------------

          TOTAL REVENUES .......................           501,645          1,141,478

COST OF SALES ..................................        (1,077,532)          (768,461)
                                                      ------------       ------------

          GROSS PROFIT (LOSS) ..................          (575,887)           373,017

DEPRECIATION AND AMORTIZATION (NOTES 5, 6 AND 9)        (2,182,371)        (1,346,949)
RESEARCH AND DEVELOPMENT .......................          (291,973)          (211,388)
GENERAL AND ADMINISTRATIVE EXPENSES ............        (4,230,718)        (2,490,578)
INTEREST EXPENSE - NET .........................           (36,433)          (116,074)
WRITE-OFF OF LICENSE AND SETTLEMENT
    OF LIABILITIES (NOTE 9) ....................          (118,241)          (413,727)
MINORITY INTERESTS .............................            68,151
                                                      ------------       ------------

          NET LOSS .............................        (7,367,472)        (4,205,699)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS .......           (23,092)            (4,961)
                                                      ------------       ------------

          TOTAL COMPREHENSIVE LOSS .............      ($ 7,390,564)      ($ 4,210,660)
                                                      ============       ============

NET LOSS PER COMMON SHARE (NOTE 6) .............      ($      0.27)      ($      0.18)
                                                      ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES .......        27,362,229         22,767,667
                                                      ============       ============

                 See notes to consolidated financial statements.

                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2000 and 1999

                                                                                                   Accumulated
                                                                          Additional                  Other
                                                      Common Stock         Paid-in                Comprehensive
                                                    Shares    Amount       Capital       Deficit      Income       Total
                                                    ------    ------       -------       -------      ------       -----
BALANCE - JANUARY 1, 1999 ....................   21,944,416   $21,944    $8,092,172    ($2,902,565)   $90,864   $5,302,415

Issuance of common stock
         for cash (net of costs of $864,564) .    2,150,165     2,151     3,006,526                              3,008,677

Issuance of common stock
         for expenses ........................      245,994       246       381,083                                381,329

Issuance of common stock for
         repayment of debt ...................      172,920       173       162,372                                162,545

Comprehensive loss
     Net loss ................................                                          (4,205,699)             (4,205,699)
     Foreign currency translation adjustments                                                          (4,961)      (4,961)
                                                 ----------   -------   -----------   ------------    -------   ----------

BALANCE - DECEMBER 31, 1999 ..................   24,513,495    24,514    11,642,153     (7,108,264)    85,903    4,644,306

Issuance of common stock
         for cash (net of costs of $1,354,096)    5,280,722     5,281     4,007,944                              4,013,225

Issuance of common stock
         for expenses ........................       53,150        53        99,324                                 99,377

Issuance of common stock for
         repayment of debt ...................      266,637       266       254,565                                254,831

Comprehensive loss
     Net loss ................................                                          (7,367,472)             (7,367,472)
     Foreign currency translation adjustments                                                         (23,092)     (23,092)
                                                 ----------   -------   -----------   ------------    -------   ----------

BALANCE - DECEMBER 31, 2000 ..................   30,114,004   $30,114   $16,003,986   ($14,475,736)   $62,811   $1,621,175
                                                 ==========   =======   ===========   ============    =======   ==========

                 See notes to consolidated financial statements.

                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     Years Ended December 31, 2000 and 1999

                                                                2000           1999
                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................................   ($7,367,472)   ($4,205,699)
Adjustments to reconcile net loss to cash
   used in operating activities
       Depreciation and amortization ....................     2,182,371      1,346,949
       Write-off of license and settlement of liabilities       118,241        413,727
       Shares issued for expenses .......................        99,377        381,329
       Bad debt expense .................................        95,816         21,791
       Loss on sale of fixed assets .....................        12,586
       Minority interests ...............................       (68,151)
       Foreign currency translation adjustments .........       (23,092)        (4,961)
       License income ...................................                     (788,556)
       Increase (decrease) in cash from
           Accounts receivable ..........................       (65,526)      (163,916)
           Inventory ....................................        22,109       (270,382)
           Prepaid expenses .............................      (108,164)      (172,692)
           Deferred expenses ............................        47,762        (47,762)
           Accounts payable and accrued expenses ........     1,347,024        820,641
                                                            -----------    -----------

                 NET CASH USED IN OPERATING ACTIVITIES ..    (3,707,119)    (2,669,531)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed asset .......................        30,799
Purchases of fixed assets (net of capitalized lease
   obligations of $170,297 in 1999) .....................       (86,626)      (364,022)
                                                            -----------    -----------
                 NET CASH USED IN INVESTMENT ACTIVITIES .       (55,827)      (364,022)
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock
         (net of expense of $1,347,096 in 2000
         and $838,374 in 1999) ..........................     4,013,225      3,008,677
Proceeds from sales of minority interests in subsidiaries        68,151
Proceeds from notes payable .............................        44,177        107,262
Payments of capitalized lease obligations ...............       (86,622)       (37,750)
Overdraft ...............................................       (66,608)        24,866
Repayments of notes payable .............................        (8,181)       (69,522)
                                                            -----------    -----------
                 NET CASH PROVIDED BY
                      FINANCING ACTIVITIES ..............     3,964,142      3,033,533
                                                            -----------    -----------

                 INCREASE (DECREASE) IN CASH ............       201,196            (20)

CASH AT BEGINNING OF YEAR ...............................          None             20
                                                            -----------    -----------

CASH AT END OF YEAR .....................................      $201,196           None
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
          Cash paid for interest ........................        $2,965         $6,472
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

      In 2000 and 1999, the Company settled liabilities by the issuance of shares of common stock (Notes 3 and 9).

      In 1999, the Company sold a license in exchange for the cancellation of notes payable of $788,556 (Note 9).

                 See notes to consolidated financial statements.

                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS

      Skynet Telematics.com, Inc. (Company) and its subsidiaries develop, market, license and monitor tracking and anti-theft systems for automobiles and trucks.

      In 2000, the Company changed its name from Skynet Telematics, Inc. to Skynet Telematics.com Inc.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

      Consolidation

      The consolidated financial statements include the accounts of the Company and all of its subsidiaries, as follows:

            Netking Limited (Netking), a wholly-owned subsidiary of the Company Skynet Telematics Limited, a wholly-owned subsidiary of Netking Skamp International Limited (Skamp), a 53% owned subsidiary of the Company
            Skamp sro, a 90% owned subsidiary of Skamp

      All material intercompany transactions have been eliminated. Minority interests included the minority stockholders' share of losses of various subsidiaries. Minority interests in excess of minority stockholders' original investments have not been recognized.

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

      Inventory

      Inventory was valued at the lower of cost, determined by the first-in, first-out method, or market.

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

      Licenses

      Licenses acquired were stated at cost and were being amortized on the straight-line method over the term of the licenses of five years (Note 9).

      Impairment of Long-Lived Assets

      The Company annually reviews the carrying value of its long-lived assets to determine if the future cash flows to be derived from these properties will be sufficient to recover the remaining carrying values.

      Research and Development

      Research and development expenses were charged to operations as incurred.

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

      Revenue Recognition

      Product sales were recognized when products are shipped and monitoring income is recognized over the monitoring period on the straight-line method. Although the Company warrants its products, it is unable to estimate the future costs, if any, relating to warranty expense and, as such, recognizes warranty expenses as incurred.

      Advertising Expenses

      Advertising expenses were charged to operations as incurred. For the years ended December 31, 2000 and 1999, advertising expenses were $121,595 and $137,703, respectively.

      Stock Based Compensation

      Compensation costs for stock, stock options, warrants, etc., issued to employees and non-employees are based on the fair value method.

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

      During the year ended December 31, 1999, the Company issued 1,700,000 and 100,000 options to purchase shares of common stock, exercisable at $1 and $2, per share, respectively, through July 2004. As of December 31, 2000, no shares under option have been exercised.

      In July 2000, the Company issued 40,000 shares of common stock to directors in payment of 1999 accrued compensation of $40,000.

      In December 2000, the Company issued 128,162 shares of common stock in payment of a note payable of $64,081.

      During the years ended December 31, 2000 and 1999, the Company issued 105,150 and 272,811 shares of common stock, respectively, to employees and non-employees in exchange for services at price ranging from $ .50, to $2.00, per share, in 2000, and from $.22 to $3.25, per share, in 1999.

      Skamp International

      During 2000, Skamp International sold shares of its common stock to minority interests for $68,151.

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

      As of December 31, 2000, no options were issued under the plan.

      Reserved shares

      As of December 31, 2000, the Company has reserved shares as follows:

                         Stock option plan                       2,533,200
                         Other options                           1,800,000
                         SSCC sellers (Note 9)                   1,228,545
                                                                 ---------

                                                                 5,561,745
                                                                 =========

4.    JOINT VENTURES

      Skamp sro

      Skamp sro provides vehicle security communications and vehicle tracking systems in Slovakia. For the year ended December 31, 1999, the Company paid $47,762 to commence the operations of the Skamp subsidiary.

      Other Joint Ventures

      During 1999 and 2000, the Company entered into three agreements to organize, during 2000, joint ventures in Scandinavia, the Middle East and France, respectively, to market the Company's products and provide for the Company to own 25% to 50% of the joint ventures. In addition, the agreements generally provide for capital contributions by the joint venturers, product sales arrangements and the Company's commitment to provide the software and training.

      As of December 31, 2000, there has been no substantial activity of these joint ventures.

5.    FIXED ASSETS

      As of December 31, 2000, fixed assets were as follows:

          Computer and office equipment.......................     $560,662
          Motor vehicles......................................       44,259
          Furniture and fixtures..............................       45,080
                                                                   --------

                                                                    650,001

          Less: accumulated depreciation......................      232,598
                                                                   --------

                                                                   $417,403
                                                                   ========

      For the year ended December 31, 2000 and 1999, depreciation expense was $152,602 and $83,539, respectively.

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

      For the years ended December 31, 2000 and 1999, amortization expense was $2,029,769 and $1,177,734, respectively.

7.    RELATED PARTY TRANSACTIONS

      During 1999, the Company purchased a motor vehicle and computer equipment from an officer of the Company for $56,000 and $7,040, respectively.

8.    COMMITMENTS AND CONTINGENCY

      Distribution and License Agreement

      In March 1999, a subsidiary entered into an exclusive distribution and license agreement to purchase and distribute certain products in the United Kingdom, Ireland, California, Oregon, Washington and British Columbia in exchange for royalties of 7 1/2% on all monitoring or telematic related income generated by the supplier's product. Additionally, $10, per unit, is payable if the product is manufactured in the U.K. under license. The agreement runs through March 2009, when it is subject to renewal, although it may be terminated if the Company does not meet certain sales goals.

      As of December 31, 2000, the subsidiary has not met these sales goals, but has retained its right to distribute under the agreement.

      Employment Agreement

      On January 1, 2000, the Company entered into an employment agreement with its chairman/president through July 2005. The agreement provides for: (1) an annual salary of $250,000, payable at $100,000, per annum, and the balance payable in cash or stock, upon the Company achieving profitability, (2) bonus and stock options as determined by the compensation committee and (3) all benefits received by other officers of the Company. In addition, if the employee is terminated without cause, the Company is required to continue to pay the employee the base salary and benefits for a period of two years from the date of termination and if there is a change of ownership, as defined, the employee shall receive the balance due under this agreement in cash, plus benefits for one year.

      As of December 31, 2000, the Company accrued $100,000 of the contingent balance.

      Equipment Leases

      Netking is committed under leases for motor vehicles expiring through 2002. As of December 31, 2000, the minimum future lease payments were as follows:

               Year ending
               December 31,
               ------------
                     2001........................................        $10,512
                     2002........................................          2,093
                                                                         -------

                                                                         $12,605
                                                                         =======

      Litigation

      In April 2000, litigation was commenced against the Company for breach of contract under an agreement for various financial consulting services, seeking payment of fees and expense of $508,007, plus interest thereon and costs of the litigation.

      Management is attempting to settle this matter and, as of December 31, 2000, based on settlement discussions, the Company has accrued $55,000 to provide for any possible losses.

9.    LICENSES

      In November 1999, the Company sold a license to manufacture, distribute, etc. a certain product in North America in exchange for the cancellation of certain notes payable and accrued interest thereon in the amount of $788,556. The licensor is required to pay royalties to the Company equal to 5% of net sales of the licensed products. As of December 31, 2000, no royalties were earned.

      SSCC

      SSCC had previously acquired licenses for certain of the Company's products. The purchase price was to be satisfied by issuing 500,000 shares of the Company's common stock on December 31, 1999, 2000, and 2001 (1,500,000 shares total). As additional purchase price, the Company is required to pay the former owners of SSCC an amount equal to 3 1/3% of consolidated gross sales made in Canada and Hong Kong and .033% of the gross sales in the United States related to SSCC's product for 2001. Through December 31, 2000, no additional purchase price was required to be paid.

      In 2000 and 1999, certain of the sellers of SSCC exchanged their right to receive the above shares and additional purchase price in exchange for 98,475 and 172,920, respectively, shares of common stock. The excess of the value of the stock issued over the amount due to the shareholders, including interest, of $118,241 and $113,858, respectively, were charged to settlement of liability, as the additional purchase price would have been in excess of fair value.

      For the year ended December 31, 1999, amortization expense of the license was $85,676.

      As of December 31, 1999, the Company has determined that the licenses were worthless and wrote off the unamortized carrying value of the licenses of $299,869.

10.   INCOME TAXES

      The Company and its U.S. subsidiary file U.S. income tax returns. The U.K. subsidiaries file U.K. income tax returns. Both the U.S. and U.K. income tax returns have had net losses since inception and, as such, the Company has not been required to pay income taxes. As of December 31, 2000, realization of the Company's net deferred tax assets resulting from their net operating loss carryforwards, of approximately $3,740,000, were not considered more likely than not, and accordingly, a valuation allowance of $3,740,000 has been provided.

      The following is a reconciliation of expected income tax benefit utilizing the Federal statutory tax rate to income tax benefit reported on the statement of operations.

                                                       2000              1999
                                                       ----              ----

             Expected income tax benefit..........   ($2,500,000)    ($1,315,000)
             Change in valuation allowance........     2,180,000          65,000
             Foreign tax effect...................       320,000       1,250,000
                                                     -----------     -----------

                                                         None             None
                                                         ====             ====

      As of December 31, 2000, the Company had net operating losses available to reduce future U.S. and U.K. taxable income of approximately $1,000,000, expiring through 2019, and $10,000,000, indefinitely, respectively.

11.   GOING CONCERN

      The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. As of December 31, 2000, the Company had negative working capital of $1,666,290 and an accumulated deficit of $14,475,736, as a result of being in the development stage through December 31, 1998 and incurring losses since inception. The ability to continue as a going concern is dependent, among other things, upon the Company's obtaining additional working capital from equity or debt financings and the attainment of profitable operations.

      Management believes that it has made the necessary investments in intellectual property and supply and marketing relationships to obtain sufficient sales orders and generate profitability. The Company will continue to require additional working capital until such time as operating profits are achieved. Management expects that these efforts will achieve profitable sales by the end of 2001, which, along with additional financing, will allow the Company to continue as a going concern.

      However, there is no assurance that additional financing will be obtained or revenues will generate profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these matters.

12.   SUBSEQUENT EVENTS

      In January 2001, the Company entered into an agreement whereby a subsidiary shall obtain corporate connections to a mobile communication network in exchange for connection and usage fees.

      Effective January 2001, the Company is committed to pay commissions of approximately $15.00, per unit, sold by a strategic Partner, either directly or by referral, in perpetuity. In addition, the Company issued a warrant to purchase 25,000 shares of common stock, at $1, per share, for each 500 units sold under this agreement through December 31, 2003.