Form 10QSB
period 2001-03-31
SKYNET TELEMATICS INC
filed 2001-06-22
CIK 894557

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 for the quarterly period ended March 31, 2001.

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

The number of shares outstanding of the issuer's common stock, $.001 par value per share, as of April 24, 2001, was 33,397,035 shares.

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                ---       ---

                           SKYNET TELEMATICS.COM, INC.

                          FORM 10-QSB FOR QUARTER ENDED
                                 MARCH 31, 2001

                                      INDEX

PART I - FINANCIAL INFORMATION                                           Page

         Item 1   Financial Statements

         Balance Sheet as of March 31, 2001                                  3

         Statement of Operations for the three month ended
                  March 31, 2001 and 2000                                    4

         Statement of Cash Flows for the three month ended
                  March 31, 2001 and 2000                                    5

         Notes to Financial Statements                                       6

         Item 2   Management's Discussion and Analysis                       7

PART II - OTHER INFORMATION

         Item 1   Legal Proceedings                                         12

         Item 2   Changes in Securities                                     12

         Item 3   Defaults Upon Senior Securities                           12

         Item 4   Submission of Matters to a Vote of Security Holders       12

         Item 5   Other Information                                         12

         Item 6   Exhibits and Reports on Form 8-K                          12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)



                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001




         ASSETS
CURRENT ASSETS
Cash in bank                                                                    $    13,888
Accounts receivable                                                                 151,596
Inventory                                                                           226,054
Prepaid expenses                                                                    279,113
                                                                                -----------

         TOTAL CURRENT ASSETS                                                       670,651

Furniture and equipment                                                             372,582
Software and intellectual property rights                                         2,701,859
                                                                                -----------

         TOTAL ASSETS                                                           $ 3,745,092
                                                                                ===========

         LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft                                                                  $    60,024
Accounts payable and accrued expenses                                             2,509,034
Capitalized lease obligations                                                        24,945
Note payable                                                                         38,933
                                                                                -----------

         TOTAL CURRENT LIABILITIES                                                2,632,936

Loan payables                                                                        33,453
                                                                                -----------

         TOTAL LIABILITIES                                                        2,666,389
                                                                                -----------

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; authorized: 20,000,000 shares;
    issued and outstanding: none
Common stock -  $.001 par value; authorized: 75,000,000 shares;
    issued and outstanding: 32,947,674 shares                                        32,948
Additional paid-in capital                                                       16,789,325
Deficit                                                                         (15,747,103)
Accumulated other comprehensive income                                                3,533
                                                                                -----------
         TOTAL STOCKHOLDERS' EQUITY                                               1,078,703
                                                                                -----------

         TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY                                              $ 3,745,092
                                                                                ===========




                 See notes to consolidated financial statements

                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME


                                                                 For the three months
                                                                   ended March 31,
                                                            2001                       2000
                                                        ------------              -------------

Sales                                                   $     89,047              $     280,562
Cost of sales                                          (     207,136)            (      473,365)
                                                        ------------              -------------

         GROSS LOSS                                    (     118,089)            (      192,803)

Depreciation and amortization                          (     428,874)            (      469,774)
Research and development                               (      39,641)            (       73,263)
General and administrative expenses                    (     732,014)            (      643,521)
Interest expense - net                                 (       3,536)            (       11,951)
Settlement of liabilities                                     50,787             (       93,635)
                                                       --------------             -------------

         NET LOSS                                      (   1,271,367)            (    1,484,947)

Foreign currency translation adjustments               (      59,278)                     8,832
                                                       -------------              -------------

         TOTAL COMPREHENSIVE LOSS                      ($  1,330,645)            ($   1,476,115)
                                                       =============              =============

Basic net loss per common share                        ($        .04)            ($         .06)
                                                       =============              =============

Weighted average number of common shares                  31,354,547                 25,611,900
                                                       =============              =============


                 See notes to consolidated financial statements

                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For the three months,
                                                                        Ended March 31,
                                                                 2001                      2000
                                                             -----------                -----------
OPERATING ACTIVITIES
Net loss                                                     ($1,271,367)               ($1,484,947)
Adjustments to reconcile net loss to cash
   used in operating  activities
      Depreciation and amortization                              426,618                    469,774
      Settlement of liabilities                              (    50,787)                    93,635
      Stock issued for expenses                                   15,500                     93,378
      Other                                                        4,336                      3,993
      Changes in assets and liabilities:
         Accounts receivable                                 (    18,368)                    23,628
         Inventory                                                23,049                (   232,239)
         Prepaid expenses                                         39,196                (   508,108)
         Deferred expenses                                             -                (    51,126)
         Accounts payable and accrued expenses                   110,017                (    11,454)
                                                             -----------                -----------

     NET CASH USED IN OPERATING ACTIVITIES                   (   721,806)               ( 1,603,466)
                                                             -----------                -----------

INVESTING ACTIVITIES
     Proceeds from sale of fixed assets                            7,450                          -
     Purchases of fixed assets                               (     4,963)               (    28,063)
                                                             -----------                -----------

     NET CASH PROVIDED BY INVESTING ACTIVITIES                     2,487                (    28,063)
                                                             -----------                -----------

FINANCING ACTIVITIES
   Proceeds from sales of common stock                           428,489                  2,351,342
   Increase in bank overdraft                                     60,024                     14,711
   Payments of note payable                                  (     5,244)               (    39,970)
   Payment of capitalized lease obligations                  (    20,980)               (    22,408)
                                                             -----------                -----------

     NET CASH PROVIDED BY
         FINANCING ACTIVITIES                                    462,289                  2,303,675
                                                             -----------                -----------

 EFFECT OF FOREIGN CURRENCY ADJUSTMENTS                           69,722                      8,832
                                                             -----------                -----------

     DECREASE IN CASH                                        (   187,308)                   680,978

CASH - beginning of Year                                         201,196                          0
                                                             -----------                -----------

CASH - end of Period                                         $    13,888                $   680,978
                                                             ===========                ===========


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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto, included in Form 10-KSB of Skynet Telematics.com Inc. and Subsidiaries, as of and for the year ended December 31, 2000, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The business of the Company and its subsidiaries is the development, marketing, and distribution of integrated modular automotive telematic systems, with extensive range of sensors and providing of monitoring services to users of those products. Through its subsidiary, Skynet Telmatics, Ltd., the Company distributes its own proprietary products and products developed and manufactured by third parties, generally ComROAD AG (ComROAD) in a number of countries around the world. Skynet entered into a written distribution agreement with ComROAD in March 1999. Skynet develops its own software and hardware solutions to provide for customer specific requirements. These development projects are either patented or are registered as intellectual property and add significant value to the project. Automotive telematic systems combine the technology for mobile phones (GSM), global positioning satellite systems (GPS) and the Internet, to enable customers to identify the exact location and status information about automotive vehicles and to receive a variety of information through communication with the monitoring station. These devices can be used by businesses to manage fleets of vehicles of various kinds and by individuals for their automobiles for security purposes, emergencies and access to information available from the monitoring station. These devices are available with in-car vehicle computers operating with Windows CE that provide the user with an array of usage options as are found on a personal digital assistant (PDA), including internet connections and e-mail capabilities.

Sales of Telematic equipment in the UK are still difficult to achieve, often with long lead times between demonstration and fit of unit. Sales are improving on a month-by-month basis, but Skynet needs to recapitalise to achieve substantial orders.

Skynet Directors are in discussion with a number of Financial Institutions and high net worth Investors with a view to raise $5 million within the next three months.

Skynet has reached an agreement with a "Close Personal Protection Security"
(CPPS) Company to provide direct, interactive in-vehicle security to high profile individuals and groups on a World-wide basis. Skynet believe that this market offers excellent opportunities for high value contracts. Skynet expects to fit 1,000 CPPS systems during 2001.

RESULTS OF OPERATIONS

                        CONSOLIDATED RESULT OF OPERATIONS





                                         Three months ended
                                               March 31,
                                        2001             2000            CHANGE             %
                                        ----             ----            ------             -

NET SALES                              89,047          280,562         (191,515)          (68%)

COST OF SALES                        (207,136)        (473,365)         266,229           (56%)

GROSS LOSS                           (118,089)        (192,803)          74,714           (39%)

DEPRECIATION AND AMORTIZATION        (428,874)        (469,774)          40,900            (9%)

RESEARCH AND DEVELOPMENT              (39,641)         (73,263)          33,622           (46%)

GENERAL AND ADMINISTRATIVE           (732,014)        (643,521)         (88,493)           14%

INTEREST EXPENSE-NET                   (3,536)         (11,951)           8,415           (70%)

SETTLEMENT OF LIABILITIES              50,787          (93,635)         144,422          (154%)

TOTAL EXPENSES                     (1,153,278)      (1,292,144)         138,866           (11%)

NET LOSS                           (1,271,367)      (1,484,947)         213,580           (14%)




The above table represents an analysis of the increases and decreases of the components of consolidated results of operations as derived from the Company's consolidated statement of operations for the three months ended March 31, 2001 and 2000. In general, 2001 is not comparable to 2000 because the Company has been in an early growth stage of organizing and acquiring subsidiaries and joint ventures. Only recently has the Company begun a greater effort to market the Company's products.

Cost of Sales

Although cost of sales has decreased in 2001, the gross profit percentage is not indicative of what it will be at higher sales levels. Purchases and salaries are the largest components of cost of sales.

Depreciation and Amortization

Depreciation and amortization has decreased in 2001 primarily due to a fall in capital expenditure as the Company had a reduced requirement for additional fixed assets.

Research and Development

Research and development has decreased and is now expected to remain fairly constant as cutting edge technological solutions are designed to meet specific customer requirements. Telematics systems require software and hardware development to ensure full customer utilization and demand. In the same way that computers will not function without software, Telematics requires software, hardware, sensors, looms and monitoring service center development.

General and Administrative Expenses

General and administrative expenses increased in 2001 due to an increase in marketing effort. The Company has a program to keep general and administrative expenses as low as possible. Salaries, professional fees and marketing are the most significant components of general and administrative.

Interest Expense

Interest expense decreased in 2001 as the Company repaid certain financings.

Settlements of Liabilities

Settlements of liabilities in 2001 include continued settlements with certain of the Shareholders of SSCC.

Net Loss

Consolidated net loss has decreased due to the nature of the Company's plan of operations. The Company anticipates reaching profitability by the end of 2001.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2001, the Company raised $428,489, net of expenses, as compared to $2,351,342 during the first quarter of 2000, from private sales of shares of its common stock, which have been the Company's primary source of the Company's funding of operations for the Company and its subsidiaries. The Company does not have any significant capital commitments; however, it is committed to maintain the infrastructure it has developed, the expenses of which consist primarily of wages and salaries of Skynet personnel. For the three months ended March 31, 2001, the Company's operating activities used cash of $721,806 as compared to $1,603,466 in 2000.

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

                                PART II

                                Other Information

Item 1.  Legal proceedings:  None

Item 2.  Changes in Securities:

During the first quarter of 2001, the Company sold 1,685,898 shares of common stock at prices between $0.17 and $2.40, per share, for aggregate proceeds of $428,489, net of commissions of $93,341. These shares were sold to a total of 95 non U.S. persons, pursuant to Regulation S under the Securities Act of 1933.

During the first quarter of 2001, the Company issued 7,500 shares of common stock at prices between $0.33 and $0.50, per share, in payment of expenses of $3,500, to a total of 4 non U.S. persons.

In January 2001, the Company issued 1,027,272 shares of common stock at $0.31, per share, in settlement of liabilities and interest of $365,444, to a total of 14 non U.S. persons.

During the first quarter of 2001, the Company issued 30,000 shares of common stock at $0.50, per share, in payment of expenses totaling $15,000. These shares were sold pursuant to the exemption from registration requirements under the Securities Act of 1933, Section 4(2) thereof.

In January 2001, the Company issued 83,000 shares of common stock at $0.31, per share, in settlement of liabilities and interest of $29,527. These shares were sold pursuant to the exemption from registration requirements under the Securities Act of 1933, Section 4(2) thereof.

No commissions were incurred on these four issuances of shares.


Item 3.  Defaults Upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:  None

Item 5.  Other Information:  None

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit 15 - Letter on unaudited financial information

(b)     Reports on Form 8-K:  None

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Skynet Telematics.com, Inc.


Dated:   June 22, 2001                           By: /s/ Tomas George Wilmot
                                                ------------------------------
                                                Tomas George Wilmot, President