Form 10-Q
period 2001-06-30
SKYNET TELEMATICS INC
filed 2001-08-21
CIK 894557

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

                        Commission File No. 33-55254-39

                          SKYNET TELEMATICS.COM, INC.
       (Exact name of Small Business Issuer as specified in its charter)


                   NEVADA                                 87-0485315
      ------------------------------------------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                Identification No.)


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

The number of shares outstanding of the issuer's common stock, $.001 par value, per share, as of July 24, 2001, was 33,680,035 shares.


Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

                          SKYNET TELEMATICS.COM, INC.

                         FORM 10-QSB FOR QUARTER ENDED
                                 JUNE 30, 2001

                                     INDEX


PART I - FINANCIAL INFORMATION                                                            Page
                                                                                          ----
           Item 1     Financial Statements

           Balance Sheet as of June 30, 2001                                                 3

           Statement of Operations for the three months and six months
                      ended June 30, 2001 and 2000                                           4

           Statement of Cash Flows for the six months ended
                      June 30, 2001 and 2000                                                 5

           Notes to Financial Statements                                                     6

           Item 2     Management's Discussion and Analysis                                   7

PART II - OTHER INFORMATION

           Item 1     Legal Proceedings                                                     12

           Item 2     Changes in Securities                                                 12

           Item 3     Defaults Upon Senior Securities                                       12

           Item 4     Submission of Matters to a Vote of Security Holders                   12

           Item 5     Other Information                                                     12

           Item 6     Exhibits and Reports on Form 8-K                                      12

SIGNATURES                                                                                  13


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2001

                                     ASSETS

CURRENT ASSETS
Cash in bank                                                                    $     28,827
Accounts receivable                                                                  151,330
Inventory                                                                            337,474
Prepaid expenses and other current assets                                            274,781
                                                                                ------------

           TOTAL CURRENT ASSETS                                                      792,412

Furniture and equipment                                                              346,047
Software and intellectual property                                                 2,283,489
                                                                                ------------

           TOTAL ASSETS                                                         $  3,421,948
                                                                                ============

                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft                                                                  $    152,050
Accounts payable and accrued expenses                                              2,774,512
Capitalized lease obligations                                                          5,537
Notes payable                                                                        440,845
                                                                                ------------

           TOTAL CURRENT LIABILITIES                                               3,372,944

Loans payable                                                                         33,453
                                                                                ------------

           TOTAL LIABILITIES                                                       3,406,397
                                                                                ------------

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; authorized: 20,000,000 shares;
issued and outstanding: none
Common stock -     $.001 par value; authorized: 75,000,000 shares;
issued and outstanding: 33,500,818 shares                                             33,501
Additional paid-in capital                                                        16,921,369
Deficit                                                                          (16,947,630)
Accumulated other comprehensive income                                                 8,311
                                                                                ------------

           TOTAL STOCKHOLDERS' EQUITY                                                 15,551
                                                                                ------------

           TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY                                           $  3,421,948
                                                                                ============



                 See notes to consolidated financial statements

                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                   For the three months                   For the six months
                                                      ended June 30,                        ended June 30,
                                              -------------------------------       -------------------------------
                                                  2001               2000               2001               2000
                                              ------------       ------------       ------------       ------------
Sales                                         $     84,710       $    281,422       $    173,757       $    561,984
Cost of sales                                     (209,471)          (607,059)          (416,607)        (1,080,424)
                                              ------------       ------------       ------------       ------------

          GROSS LOSS                              (124,761)          (325,637)          (242,850)          (518,440)

Depreciation and amortization                     (407,608)          (481,077)          (836,482)          (950,851)
Research and development                           (46,079)           (75,541)           (85,720)          (148,804)
General and administrative expenses               (617,048)          (770,895)        (1,349,062)        (1,414,416)
Interest expense - net                              (5,031)            (6,530)            (8,567)           (18,481)
Settlement of liabilities                             --              (24,606)            50,787           (118,241)
                                              ------------       ------------       ------------       ------------

NET LOSS                                        (1,200,527)        (1,684,286)        (2,471,894)        (3,169,233)

Foreign currency translation adjustments             4,778            (35,876)           (54,500)           (27,044)
                                              ------------       ------------       ------------       ------------

          TOTAL COMPREHENSIVE LOSS            $ (1,195,749)      $ (1,720,162)      $ (2,526,394)      $ (3,196,277)
                                              ============       ============       ============       ============

Basic net loss per common share               $       (.04)      $       (.06)      $       (.08)      $       (.12)
                                              ============       ============       ============       ============

Weighted average number of common shares        33,287,334         26,993,790         32,391,858         26,175,951
                                              ============       ============       ============       ============



                 See notes to consolidated financial statements

                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                              For the six months,
                                                                 Ended June 30,
                                                         -----------------------------
                                                            2001              2000
                                                         -----------       -----------
OPERATING ACTIVITIES
Net loss                                                 $(2,471,894)      $(3,169,233)
Adjustments to reconcile net loss to cash
used in operating activities
Depreciation and amortization                                834,226           938,265
Settlement of liabilities                                    (50,787)          118,241
Stock issued for expenses                                     79,500            93,378
Minority interests                                            (8,460)             --
Other                                                         17,350            19,389
Changes in assets and liabilities:
          Accounts receivable                                (31,116)          (56,419)
          Inventory                                          (88,371)         (196,342)
          Prepaid expenses and other current assets           43,528          (559,806)
          Deferred expenses                                     --              47,762
          Accounts payable and accrued expenses              375,495           439,752
                                                         -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                     (1,300,529)       (2,325,013)

INVESTING ACTIVITIES
Proceeds from sale of fixed assets                             7,450            30,799
Purchases of fixed assets                                     (4,963)          (53,562)
                                                         -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES                          2,487           (22,763)
                                                         -----------       -----------

FINANCING ACTIVITIES
Proceeds from sales of common stock                          497,086         2,860,347
Proceeds from sales of minority interests                      8,460              --
Proceeds from notes payable                                  396,668              --
Increase in bank overdraft                                   152,050           (66,608)
Payments of capitalized lease obligations                    (40,388)          (47,647)
Payments of note payable                                        --             (41,610)
                                                         -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,013,876         2,704,482
                                                         -----------       -----------

EFFECT OF FOREIGN CURRENCY ADJUSTMENTS                       111,797           (27,044)
                                                         -----------       -----------

INCREASE IN CASH                                            (172,369)          329,662

CASH - beginning of Year                                     201,196                 0
                                                         -----------       -----------

CASH - end of Period                                     $    28,827       $   329,662
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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto, included in Form 10-KSB of Skynet Telematics.com Inc. and Subsidiaries, as of and for the year ended December 31, 2000, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

4.       MINORITY INTERESTS

In April 2001, a subsidiary sold 60,000 shares of its common stock and options to purchase an additional 60,000 shares of its common stock for an aggregate of $8,460. The options are exercisable through March 2003.

5.       LOANS FROM SUPPLIER

On May 1, 2001, a subsidiary borrowed $254,819 from a supplier repayable by October 31, 2001, with interest at 8% per annum, and an officer of the Company has guaranteed 50% of the loan. In July 2001, the Company borrowed an additional $84,940 from the supplier, without interest and repayable on demand.

In addition, in June 2001, another subsidiary borrowed $84,940 from the supplier, without interest and repayable on demand.

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

Telematics enables the remote access of information, status reporting and alarm from vehicles and personnel in-vehicle. Remote access can be to either of Skynet's Monitoring Service Centres or directly to a designated personal computer. Skynet are able to connect up to 32 electronic/analogue inputs and outputs, thereby enabling the collection and report of a vast amount of real time data from vehicles, equipment and personnel. Geo-fencing and tilt and motion/crash sensors warn the Monitoring Service Centre and/or remote location, about accidents, attacks and thefts in real time. In addition, hands free GSM communication allows safe conduct of business when travelling.

Skynet uses the ComROAD Telematic device in most of their GPS (position locating satellite), GSM (mobile phone technologies) and Inmarsat (low-level satellite) applications. Skynet's sensors, interfaces, training and service provision makes the ComROAD device consumer friendly.

The Telematics industry worldwide has been slow to achieve a high level of consumer acceptance.

Skynet Telematics.com Inc and Solutions Direct Limited provide full Telematic in-vehicle support on a real time basis, for Close Personal Protection and Security of customers and clients on a worldwide basis. With increasing concerns about terrorism and protection of employees and their families in areas/countries of high risk, in-vehicle Telematics with emergency call buttons, silent dial-in facilities, immobilisation and 24-hour monitoring, allows emergency incidents to be monitored from a remote location such as a Skynet monitoring station or a customer's personal computer. Combining the technologies of GPS (Global Positioning Satellite), GSM (mobile phone), Inmarsat (low level satellite system) and Telematics, Skynet Telematics.Com Inc and Solutions Direct Ltd are able to provide Close Personal Protection even in remote and dangerous areas. In the event of terrorist attacks on vehicles, the driver is given precise turn-by-turn instructions from Skynet's Monitoring Service Centre in London or Slovakia, so that the vehicle and occupants can quickly re-locate to a safe haven. Local security and emergency services can also be involved, if required.

In volatile and high-risk areas, alarm calls will trigger the immediate despatch of Intervention and Specialist Recovery Teams, who will be directed to the exact location of the incident by Skynet's Monitoring Service Station in London or Slovakia. In GSM coverage areas, hands free communication with the vehicle enables occupants of vehicles under threat, or attack, to keep in constant contact with rescuers. In remote areas this is possible through text message communication.

                             RESULTS OF OPERATIONS

                       CONSOLIDATED RESULT OF OPERATIONS


                                                       Six months ended
                                                           June 30,
                                   ------------------------------------------------------------
                                      2001              2000             CHANGE            %
                                   -----------       -----------       -----------       ------
NET SALES                          $   173,757       $   561,984       $  (388,227)       (69%)

COST OF SALES                         (416,607)       (1,080,424)          663,817        (61%)

GROSS LOSS                            (242,850)         (518,440)          275,590        (53%)

DEPRECIATION AND AMORTIZATION         (836,482)         (950,851)          114,369        (12%)

RESEARCH AND DEVELOPMENT               (85,720)         (148,804)           63,084        (42%)

GENERAL AND ADMINISTRATIVE          (1,349,062)       (1,414,416)           65,354         (5%)

INTEREST EXPENSE-NET                    (8,567)          (18,481)            9,914        (54%)

SETTLEMENT OF LIABILITIES               50,787          (118,241)          169,028       (143%)

NET LOSS                            (2,471,894)       (3,169,233)          697,339        (22%)



                                                       Three months ended
                                                            June 30,
                                   ------------------------------------------------------------
                                      2001              2000             CHANGE            %
                                   -----------       -----------       -----------       ------
NET SALES                          $    84,710       $   281,422       $  (196,712)       (70%)

COST OF SALES                         (209,471)         (607,059)          397,588        (65%)

GROSS LOSS                            (124,761)         (325,637)          200,876        (62%)

DEPRECIATION AND AMORTIZATION         (407,608)         (481,077)           73,469        (15%)

RESEARCH AND DEVELOPMENT               (46,079)          (75,541)           29,462        (39%)

GENERAL AND ADMINISTRATIVE            (617,048)         (770,895)          153,847        (20%)

INTEREST EXPENSE-NET                    (5,031)           (6,530)            1,499        (23%)

SETTLEMENT OF LIABILITIES                    0           (24,606)              N/A        N/A

NET LOSS                            (1,200,527)       (1,684,286)          483,759        (29%)


The above tables represent an analysis of the increases and decreases of the components of consolidated results of operations as derived from the Company's consolidated statement of operations for the six and three months ended June 30, 2001 and 2000. In general, 2001 is not comparable to 2000 because the Company has been in an early growth stage, heavily involved in product development and organization of monitoring services. Only recently has the Company begun a greater effort to market the Company's products.

Net Sales

Sales have been disappointing in the first half of 2001, due mainly to changes in Telematic consumer requirements and demands. However, now with a much improved product, further enhanced by a range of sensors developed by the Company, and with a greater understanding of the market place, management believes that sales in the second half of the year will increase.

The Slovakian Monitoring Service Station is now fully operational and sales are expected to be generated by the Slovakian Company in Eastern Europe during the second half of 2001.

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

Research and Development

Research and development has decreased and is expected to remain fairly constant as cutting edge technological solutions are designed to meet specific customer requirements. Telematics systems require software and hardware development to ensure full customer utilization and demand. In the same way that computers will not function without software, Telematics requires software, hardware, sensors, looms and monitoring service center development.

General and Administrative Expenses

General and administrative expenses decreased in 2001 resulting from the Company's program to keep expenses as low as possible. Salaries, professional fees and telephone costs are the most significant components of general and administrative.

Interest Expense

Interest expense decreased in 2001 as the Company repaid certain financings.

Settlements of Liabilities

Settlements of liabilities in 2001 include continued settlements with certain of the former shareholders of SSCC.

Net Loss

Consolidated net loss has decreased due to the nature of the Company's plan of operations. The Company anticipates reaching profitability by the end of 2001.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2001, the Company raised $497,086, net of expenses, as compared to $2,860,347 during the first half of 2000, from private sales of shares of its common stock, which have been the Company's primary source of the Company's funding of operations for the Company and its subsidiaries. The Company does not have any significant capital commitments; however, it is committed to maintain the infrastructure it has developed, the expenses of which consist primarily of wages and salaries of Skynet personnel. For the six months ended June 30, 2001, the Company's operating activities used cash of $1,300,529 as compared to $2,325,013 in 2000.

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

         We are experiencing liquidity difficulties. As of June 30, 2001, we had a working capital deficit of approximately $2,584,000 and available cash of approximately $29,000. [Our current liabilities at June 30, 2001 include accounts payable and accrued expenses of approximately $2,774,512. Our accounts payable include approximately $1,488,000, which has been in dispute for over 18 months and as to which there have been no active collection efforts during the last year.] We have settled some of our obligations by issuing shares of common stock.

         In May of 2001 we borrowed approximately $255,000 from ComROAD A.G, our principal supplier. The loan bears interest at 8% per annum and is payable on October 31, 2001. Tomas Wilmot, Chairman of our Board of Directors, has personally guaranteed payment of 50% of this loan. In June 2001, ComROAD advanced approximately $85,000 to our Skynet subsidiary. Those advances, which do not bear interest, are repayable on demand. As of August 15, 2001, we owed ComROAD approximately $217,000 under invoices. ComROAD has expressed an interest in providing us with equity financing of $500,000 if we are able to obtain an additional $500,000 from another source and we pay at least 50% of the approximately $217,000 in overdue invoices to ComROAD and agree to pay the remaining balance under a payment plan acceptable to ComROAD. Under the terms of the proposed ComROAD equity financing, ComROAD and the other investor(s) would purchase shares of our common stock at a purchase price of $0.25 per share and our existing $300,000 indebtedness to ComROAD would be converted into shares of our common stock at a conversion price of $0.25 per share. The proposed ComROAD equity financing is subject to the negotiation of definitive financing documentation. We cannot guarantee that ComROAD will provide us with additional financing on these or any other terms acceptable to us. If we are unable to obtain additional financing, we may have to curtail or suspend operations. We have and plan to continue to sell shares of our common stock to offshore investors to provide working capital. Sale of our equity securities will result in dilution to our shareholders.

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

                                    PART II

                               Other Information

Item 1.  Legal proceedings: None

Item 2.  Changes in Securities: Sales of Securities to offshore investors

During the second quarter of 2001, the Company sold 425,144 shares of common stock at prices between $0.115 and $0.693 per share, for aggregate proceeds of $68,597, net of commissions of $12,687. These shares were sold to a total of 12 non U.S. persons, pursuant to Regulation S under the Securities Act of 1933.

During the second quarter of 2001, the Company issued 28,000 shares of common stock at $0.50 per share, in payment of expenses of $14,000, to a non U.S. person, pursuant to Regulation S under the Securities Act of 1933.

During the second quarter of 2001, the Company issued 100,000 shares of common stock at $0.50 per share, in payment of expenses totaling $50,000. The sale of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4(2) thereof.

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

                                             Skynet Telematics.com, Inc.

Dated:   August 10, 2001                     By: /s/ Tomas George Wilmot
         ---------------                         -------------------------------
                                                 Tomas George Wilmot, President