Form 10QSB
period 2001-09-30
SKYNET TELEMATICS INC
filed 2001-12-20
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 for
                 the quarterly period ended September 30, 2001.

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

The number of shares outstanding of the issuer's common stock, $.001 par value, as of October 17, 2001, were 38,726,702 shares.


Transitional Small Business Disclosure Format: Yes      No  X
                                                  ---      ---

                           SKYNET TELEMATICS.COM, INC.

                          FORM 10-QSB FOR QUARTER ENDED
                               SEPTEMBER 30, 2001

                                      INDEX


PART I - FINANCIAL INFORMATION                                                              Page

         Item 1    Financial Statements

         Balance Sheet as of September 30, 2001                                              3

         Statement of Operations for the three months and nine months
                   ended September 30, 2001 and 2000                                         4

         Statement of Cash Flows for the nine months ended
                   September 30, 2001 and 2000                                               5

         Notes to Financial Statements                                                       6

         Item 2    Management's Discussion and Analysis                                      7

PART II - OTHER INFORMATION

         Item 1    Legal Proceedings                                                        12

         Item 2    Changes in Securities                                                    12

         Item 3    Defaults Upon Senior Securities                                          12

         Item 4    Submission of Matters to a Vote of Security Holders                      12

         Item 5    Other Information                                                        12

         Item 6    Exhibits and Reports on Form 8-K                                         12

SIGNATURES                                                                                  12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001

                                     ASSETS

CURRENT ASSETS
Cash                                                           $15,867
Accounts receivable                                            142,689
Inventory                                                      330,746
Prepaid expenses and other current assets                      295,679
                                                            ----------

              TOTAL CURRENT ASSETS                             784,981

Furniture and equipment                                        412,357
Software and intellectual property                           1,983,883
                                                            ----------

              TOTAL ASSETS                                  $3,181,221
                                                            ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft                                                $145,815
Accounts payable and accrued expenses                        3,068,532
Capitalized lease obligations                                    4,330
Notes payable                                                  747,345
                                                            ----------

              TOTAL CURRENT LIABILITIES                      3,966,022

Loans payable                                                   33,453
                                                            ----------

              TOTAL LIABILITIES                              3,999,475
                                                            ----------

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value;
    authorized: 20,000,000 shares;
    issued and outstanding: none
Common stock - $.001 par value;
    authorized: 75,000,000 shares;
    issued and outstanding: 37,614,818 shares                   37,615
Additional paid-in capital                                  17,187,869
Deficit                                                    (18,016,279)
Accumulated other comprehensive expenditure                    (27,459)
                                                            ----------

              TOTAL STOCKHOLDERS' EQUITY                      (818,254)
                                                            ----------

              TOTAL LIABILITIES AND
                     SHAREHOLDERS' EQUITY                   $3,181,221
                                                            ==========

                 See notes to consolidated financial statements

                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OPERATIOS

                                                               Three months                             Nine months
                                                            Ended September 30,                     Ended September 30,
                                                            -------------------                     -------------------

                                                             2001            2000                  2001              2000
                                                             ----            ----                  ----              ----

Net sales                                                  $57,050         ($86,344)             $230,807          $475,640
Cost of sales                                             (130,179)        (226,447)             (546,786)       (1,306,871)
                                                        ----------       ----------            ----------        ----------

          GROSS LOSS                                       (73,129)        (312,791)             (315,979)         (831,231)

Depreciation and amortization                             (404,870)        (466,478)           (1,241,352)       (1,417,329)
Research and development                                   (33,961)         (66,185)             (119,681)         (214,990)
General and administrative expenses                       (544,278)        (663,913)           (1,893,340)       (2,078,328)
Interest expense - net                                     (12,411)          (8,949)              (20,978)          (27,430)
Settlement of liabilities                                                                          50,787          (118,241)
                                                        ----------       ----------            ----------        ----------

          NET LOSS                                      (1,068,649)      (1,518,316)           (3,540,543)       (4,687,549)

Foreign currency translation adjustments                   (35,770)          28,150               (90,270)            1,106
                                                        ----------       ----------            ----------        ----------

          TOTAL COMPREHENSIVE LOSS                     ($1,104,419)     ($1,490,166)          ($3,630,813)      ($4,686,443)
                                                        ==========       ==========            ==========        ==========

Basic net loss per common share                              ($.03)           ($.05)                ($.11)            ($.18)
                                                              ====             ====                  ====              ====

Weighted average number of common shares                34,665,015       27,363,388            33,103,775        26,152,686
                                                        ==========       ==========            ==========        ==========

                 See notes to consolidated financial statements

                  SKYNET TELEMATICS.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             Nine months,
                                                         Ended September 30,
                                                         -------------------

                                                        2001            2000
                                                        ----            ----
OPERATING ACTIVITIES
Net loss                                           ($3,540,543)     ($4,687,549)
Adjustments to reconcile net loss to cash
used in operating activities
Depreciation and amortization                        1,239,096        1,404,743
Stock issued for expenses                               79,500          133,378
Settlement of liabilities                              (50,787)         118,241
Minority interests                                      (8,460)
Other                                                   35,552           19,885
Changes in assets and liabilities:
Accounts receivable                                    (40,677)          82,756
Inventory                                              (81,643)         (63,817)
Prepaid expenses and other current assets               22,630         (615,725)
Deferred expenses                                                        47,762
Accounts payable and accrued expenses                  669,515          610,487
                                                   -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES               (1,675,817)      (2,949,839)
                                                   -----------      -----------

INVESTING ACTIVITIES
Proceeds from sale of fixed assets                       7,450           30,799
Purchases of fixed assets                              (78,731)         (87,111)
                                                   -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                  (71,281)         (56,312)
                                                   -----------      -----------

FINANCING ACTIVITIES
Proceeds from sales of common stock                    767,700        3,184,094
Proceeds from sales of minority interests                8,460
Proceeds from notes payable                            703,168
Increase in bank overdraft                             145,815          (66,608)
Payments of capitalized lease obligations              (41,595)         (69,952)
Payments of note payable                                                 (8,181)
                                                   -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES            1,583,548        3,039,353
                                                   -----------      -----------

EFFECT OF FOREIGN CURRENCY ADJUSTMENTS                 (21,779)           1,106
                                                   -----------      -----------

INCREASE IN CASH                                      (185,329)          34,308

CASH - beginning of year                               201,196
                                                   -----------      -----------

CASH - end of period                               $    15,867      $    34,308
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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto, included in Form 10-KSB of Skynet Telematics.com Inc., as of and for the year ended December 31, 2000, as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

4. LOANS FROM SUPPLIER

As of September 30, 2001, the Company's subsidiaries had borrowed approximately $507,000 from a supplier with interest at 8% to 10% per annum and repayable on demand. Subsequently, these subsidiaries have additionally borrowed approximately $204,000 from the supplier with interest at 8% to 10% per annum, of which $150,000 is repayable in May 2002, the balance being repayable on demand. An officer of the Company has guaranteed repayment of approximately $287,000 of these loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The business of the Company and its subsidiaries is the development, marketing, and distribution of integrated modular automotive telematic systems, with extensive range of sensors and providing of monitoring services to users of those products. Through its subsidiary, Skynet Telematics Ltd., the Company distributes its own proprietary products and products developed and manufactured by third parties, generally ComROAD AG (ComROAD) in a number of countries around the world. Skynet entered into a written distribution agreement with ComROAD in March 1999. Skynet develops its own software and hardware solutions to provide for customer specific requirements. These development projects are either patented or are registered as intellectual property and add significant value to the project. Automotive telematic systems combine the technology for mobile phones (GSM), global positioning satellite systems (GPS) and the Internet, to enable customers to identify the exact location and status information about automotive vehicles and to receive a variety of information through communication with the monitoring station. These devices can be used by businesses to manage fleets of vehicles of various kinds and by individuals for their automobiles for security purposes, emergencies and access to information available from the monitoring station. These devices are available with in-car vehicle computers operating with Windows CE that provide the user with an array of usage options as are found on a personal digital assistant (PDA), including internet connections and e-mail capabilities.

Telematics enables the remote access of information, status reporting and alarm from vehicles and personnel in-vehicle. Remote access can be to either of Skynet's Monitoring Service Centers or directly to a designated personal computer. Skynet is able to connect up to 32 electronic/analogue inputs and outputs, thereby enabling the collection and report of a vast amount of real time data from vehicles, equipment and personnel. Geo-fencing and tilt and motion/crash sensors warn the Monitoring Service Center and/or remote location, about accidents, attacks and thefts in real time. In addition, hands free GSM communication allows safe conduct of business when travelling.

Skynet uses the ComROAD telematic device in most of their GPS (position locating satellite), GSM (mobile phone technologies) and Inmarsat (low-level satellite) applications. Skynet's sensors, interfaces, training and service provision makes the ComROAD device consumer friendly.

The appalling events of September 11, 2001, and the war against terrorism have highlighted concern about refugees, world-wide terrorism and personal safety. Skynet and Solutions Direct have entered into a joint venture called "Guardnet" to provide full telematic vehicle security, pro-active track, trace, communication systems, and specialist intervention teams in Europe. This system provides an effective method of combating illegal vehicle entry by refugees, terrorists and hi-jackers.

The UK has a major problem with illegal immigrants entering the country by hiding in vehicles crossing the English Channel from France. In its first application, Guardnet will provide a vehicle specific geo-fence (an invisible computer generated fence, designed to activate telematic response when the fence is broken) approximately 30 miles inside the French coastline. All vehicles fitted with the Guardnet Telematic Solution passing through the geo-fence will automatically switch all refugee/terrorist sensors to "ON" (these sensors are carbon-dioxide and motion sensors designed specifically to alarm when human presence is detected). If illegal intrusion into the vehicle has already taken place or if it does take place during the drive to the French ports, the sensors will send an ALARM call to Guardnet's Monitoring Station in London. Guardnet will then contact one of Guardnet's specialist "Intervention Teams" of up to 6 officers (comprised of ex-British military, customs and police personnel - these highly disciplined groups are multilingual with excellent contacts in French Customs and French Police Forces).

The Intervention Team leader will contact the vehicle drivers via the in-cab telematics hands free GSM unit and give the agreed password before directing the driver to a "secure area" where the refugees will be required to leave the vehicle or trailer. The maximum time of this operation is 30 minutes; the driver then continues his journey.

Guardnet's telematic device provides a cost and time effective solution to a major problem for all pan-European truck and transport fleets.

By using Guardnet - Truck and Transport fleets avoid:

o Fines
o Attacks on drivers
o Extensive damage to goods through urine, excrement and interference by refugees and terrorists
o Driver's time spent with French Police and French Customs
o Missing ferries and other cross-channel connections
o Missing important delivery schedules
o Losing vehicle time



By using Guardnet - Truck and Transport fleets benefit by:

o Improved fleet management
o Hands-free telephone communication
o Routing and navigation information
o Breakdown assistance - exact location known through GSM and GPS
o Multilingual capabilities
o Emergency button in event of hi-jack or hostage situation
o Reduced insurance costs
o Silent dial-in
o Remote immobilisation - of vehicle in the event of hi-jack or theft
o Crash sensors - to alarm in the event of an accident or attack

Guardnet is a cost effective professional solution using hi-tech and experienced highly disciplined "men on the ground" to deal with an increasing refugee and terrorist problem which puts drivers, goods, and businesses under threat. Guardnet is also able to provide customer specific telematic and intervention solutions to fight terrorists and hi-jackers in the Middle East and USA.

                              RESULTS OF OPERATIONS

                        CONSOLIDATED RESULT OF OPERATIONS


                                                                     Three Months Ended September 30,
                                                                     --------------------------------

                                                    2001                 2000                 CHANGE                %
                                                    ----                 ----                 ------               --

NET SALES                                         $57,050              ($86,344)             $143,394               166%

COST OF SALES                                    (130,179)             (226,447)               96,268                43%

GROSS LOSS                                        (73,129)             (312,791)              239,662                77%

DEPRECIATION AND AMORTIZATION                    (404,870)             (466,478)               61,608                13%

RESEARCH AND DEVELOPMENT                          (33,961)              (66,185)               32,224                49%

GENERAL AND ADMINISTRATIVE                       (544,278)             (663,913)              119,635                18%

INTEREST EXPENSE-NET                              (12,411)               (8,949)               (3,462)              (39%)

NET LOSS                                       (1,068,649)           (1,518,316)              449,667                30%


                                                                     Nine Months Ended September 30,
                                                                     -------------------------------

                                                   2001                  2000                 CHANGE                  %
                                                   ----                  ----                 ------                  -

NET SALES                                        $230,807              $475,640             ($244,833)              (51%)

COST OF SALES                                    (546,786)           (1,306,871)              760,085                58%

GROSS LOSS                                       (315,979)             (831,231)              515,252                62%

DEPRECIATION AND AMORTIZATION                  (1,241,352)           (1,417,329)              175,977                12%

RESEARCH AND DEVELOPMENT                         (119,681)             (214,990)               95,309                44%

GENERAL AND ADMINISTRATIVE                     (1,893,340)           (2,078,328)              184,988                 9%

INTEREST EXPENSE-NET                              (20,978)              (27,430)                6,452                24%

SETTLEMENT OF LIABILITIES                          50,787              (118,241)              169,028               143%

NET LOSS                                       (3,540,543)           (4,687,549)            1,147,006                24%

The above tables represent an analysis of the increases and decreases of the components of consolidated results of operations as derived from the Company's consolidated statement of operations for the three and nine months ended September 30, 2001 and 2000. In general, 2001 is not comparable to 2000 because the Company has been in an early growth stage, heavily involved in product development and organization of monitoring services.

Net Sales

Sales have been disappointing so far in 2001, due mainly to changes in Telematic consumer requirements and demands. However, now with a much improved product, further enhanced by a range of sensors developed over the last 12 months, the Company is more able to adapt to changing market conditions.

In the second quarter of 2001, the Monitoring Service Station in Slovakia became fully operational and sales by the Slovakian Company in Eastern Europe commenced during the third quarter, although these are not yet significant.

Sales are not comparative from 2001 to 2000 as a result of a cancelled sale of 400 units in the third quarter of 2000.

Cost of Sales/Gross Loss

Although the gross loss has decreased in 2001, the gross loss percentage is not indicative of what it will be at higher sales levels. Purchases and salaries are the largest components of cost of sales.

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

Interest Expense - Net

Interest expense - net decreased in 2001 as the Company repaid certain financings. However, with interest now accruing on the loans received since May 2001 from a supplier, interest for the quarter has increased over the comparative quarter for last year.

Settlements of Liabilities

Settlements of liabilities in 2001 include continued settlements with certain of the former shareholders of SSCC, a company purchased through a subsidiary in 1998.

Net Loss

Net loss has decreased due to the nature of the Company's plan of operations. The Company has reduced its overheads to reflect the depressed level of operations. Further reductions are planned, although profitability will not be attained until sales volumes increase.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2001, the Company raised $767,700, net of expenses, as compared to $3,184,094 for the nine months ended September 30, 2000, from private sales of shares of its common stock, which have been the Company's primary source of funding of operations for the Company and its subsidiaries. The Company does not have any significant capital commitments; however, it is committed to maintain the infrastructure it has developed, the expenses of which consist primarily of wages and salaries of Skynet personnel. For the nine months ended September 30, 2001, the Company's operating activities used cash of $1,675,817 as compared to $2,949,839 in 2000.

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

At the present time, the Company's consolidated revenues cannot support the expenses of the operations of the Company and its subsidiaries. The Company intends to raise additional capital to fund such operations until its consolidated revenues are sufficient to support all of the costs and expenses of its operations. The Company will remain dependent upon infusions of capital from investors and/or loans from its shareholders and suppliers until such time. There can be no assurance that the Company will be able to continue to raise capital from the sale of its securities, or to obtain loans from its shareholders and suppliers.

We are experiencing liquidity difficulties. As of September 30, 2001, we had a working capital deficit of approximately $3,181,000 and available cash of approximately $16,000. Our current liabilities at September 30, 2001 include accounts payable and accrued expenses of approximately $3,069,000. Our accounts payable include approximately $1,464,000 which has been in dispute for over 21 months and as to which there have been no active collection efforts during the last year. We have settled some of our obligations by issuing shares of common stock.

As at September 30, 2001, our Skynet subsidiary had borrowed approximately $365,000 from ComROAD AG, our principal supplier. The loan bears interest at 8% per annum and is repayable on demand. In November 2001, ComROAD made a further advance of $150,000 to the Skynet subsidiary, with interest at 8% per annum and repayable in May 2002. Tom Wilmot, Company President, has personally guaranteed repayment of approximately $287,000 of these loans. As at November 23, 2001, the Skynet subsidiary owed ComROAD approximately $241,000 under invoices. ComROAD has also been underwriting the operating costs of our Skamp International subsidiary by advancing loans on a monthly basis. As at September 30, 2001, the total borrowed by the Skamp International subsidiary from ComROAD was approximately $142,000, with interest at 10% per annum and repayable on demand. As at November 23, 2001, following further monthly advances, Skamp International owed ComROAD approximately $196,000, with interest at 10% per annum and repayable on demand. As at November 23, 2001, the Skamp International subsidiary also owed ComROAD approximately $58,000 under invoices. We cannot guarantee that ComROAD will provide us with additional financing. If we are unable to obtain additional financing, we may have to curtail or suspend operations, or seek a partner to provide financial support. We have and plan to continue to sell shares of our common stock to offshore investors to provide working capital. Sale of our equity securities will result in dilution to our shareholders.

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

                                     PART II

                                Other Information

Item 1.  Legal proceedings: None

Item 2.  Changes in Securities: Sales of Securities to offshore investors

During the third quarter of 2001, the Company sold 4,114,000 shares of common stock at prices between $0.05 and $0.09 per share, for aggregate proceeds of $270,614, net of commission of $9,000. These shares were sold to a total of 11 non U.S. persons, pursuant to Regulation S under the Securities Act of 1933.

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

                           Skynet Telematics.com, Inc.

Dated: December 19, 2001                   By: /s/ Tomas George Wilmot
       -----------------                       ------------------------------
                                               Tomas George Wilmot, President

                         INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying consolidated financial statements of Skynet Telematics.com, Inc. and Subsidiaries as of September 30, 2001 and for the three months and nine months then ended. These financial statements are the responsibility of the Company's management.

Another accountant reviewed the interim consolidated financial information of Netking Limited and Subsidiary and Skamp International Limited, subsidiaries of the Company, whose combined total assets as of September 30, 2001 and whose revenues for the nine months then ended which constituted substantially all of the consolidated totals.

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

November 30, 2001
                                         By: /s/ Most Horowitz & Company, LLP
                                                 Most Horowitz & Company, LLP