Form 10KSB
period 2001-12-31
SKYNET TELEMATICS INC
filed 2003-07-03
CIK 894557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                       Commission file number 33-55254-39


                             Skynet Telematics, Inc.
                 (Name of small business issuer in its charter)


             Nevada                                87-0485315
   ---------------------------           ------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)


                Administration Centre, Buckhurst, Westwood Lane,
                        Normandy, Guildford, U.K. GU3 2JE
                               011 44 1483 813678
             -------------------------------------------------------
          (Address and telephone number of principal executive offices)



       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes   __   No   X


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the issuer's most recent fiscal year (2001) were $248,937.

The aggregate market value of the 77,361,773 shares of voting stock held by non-affiliates of the Registrant, computed by reference to the closing price at which the stock was sold on March 31, 2003, of $.02 per share, was $1,547,235.

As of March 31, 2003, the issuer had 95,825,143 shares of common stock, par value $.001, outstanding.

Documents Incorporated by Reference:  None

         This document contains forward looking statements regarding the Company's business strategy and future plans of operation. Forward looking statements involve known and unknown risks and uncertainties. These and other important factors, including those mentioned in various filings with the Securities and Exchange Commission made periodically by the Company (available to the public at www.sec.gov), may cause the actual results and performance to differ materially from the future results expressed in or implied by such forward looking statements. The forward looking statements contained in this document speak only as of the date hereof and the Company disclaims any obligation to provide public updates, revisions or amendments to any forward looking statements made herein to reflect changes in the Company's expectations or future events.

ITEM 1. DESCRIPTION OF BUSINESS

         Skynet Telematics, Inc. ("Company"), was incorporated under the laws of Nevada on March 14, 1990 under the name Peripheral Connections, Inc. The name was changed to Skynet Telematics, Inc. in 1998 and to Skynet Telematics.com, Inc. in 2000. The name was changed back to Skynet Telematics, Inc. in 2002.


         Prior to December 28, 2001, the Company conducted its operations through Netking Limited, a United Kingdom entity, then 100% owned by the Company ("Netking"), and Skamp International Limited, a United Kingdom entity then 53% owned by the Company ("Skamp International"). On December 28, 2001, the Company sold its entire holding of stock in Netking Limited and Skamp International. Accordingly, as of December 31, 2001, the Company had no significant operations nor did it hold any significant assets. Skamp International disposed of its 90% stockholding in Skamp sro, a Slovakian company, on January 10, 2001. Netking had no significant operations other than the holding of all of the stock of Skynet Telematics Limited, a United Kingdom entity ("Skynet").


         Skynet and Skamp sro were engaged in the development, marketing, and distribution of integrated modular automotive telematic systems and providing monitoring services to users of those products. Automotive telematic systems combine the technologies for mobile phones (GSM), global positioning satellite systems (GPS) and the Internet to enable customers to identify the exact location and status information about vehicles, to receive certain theft protection, personal security measures, e-mail, Internet access and concierge services through a monitoring station, and to receive a variety of information through communication with the monitoring station. These devices can be used by businesses to locate and manage fleets of vehicles and by individuals for their automobiles for security purposes, emergencies and access to other information and concierge services available through the monitoring station. For a further description of Skynet's business and other information regarding Skynet, see "Skynet Telematics Limited" below.

         The Company sold its entire holding in Netking to International Premium Royalties Limited ("IPR") on December 28, 2001, for $100. The Company also sold its entire holding in Skamp International to IPR on December 28, 2001, for $35,000. IPR is a creditor of the Company having provided consulting services during 2001 of $50,000. The proceeds from the sale of the subsidiaries has applied to the Company's indebtedness to IPR, reducing such amount to $14,900.


                         ComROAD Distribution Agreement

         On March 24, 1999, Skynet entered into a Strategic Alliance, Distribution, License and Cooperation Agreement with ComROAD AG ("ComROAD"), pursuant to which Skynet obtained the exclusive rights, subject to meeting certain sales goals, to distribute certain products designed for vehicle fleet management in the United Kingdom, Ireland, California, Oregon, Washington, and British Columbia. Under the ComROAD agreement, Skynet reconfigured the ComROAD products to include car security and vehicle information management and, thereafter, sell the reconfigured products under the Skamp trademark. The agreement also provided for the exclusive licensing of the know-how that was to permit Skynet to facilitate the manufacture of the Skamp products to Original Equipment Manufacturers ("OEM") in the United Kingdom, allowing vehicles to be outfitted with the Skamp products as a factory fitted standard.


                            Skynet Telematics Limited

         Skynet Telematics Ltd went into liquidation in February 2002. It previously marketed and sold integrated modular advanced automotive telematic systems for the automotive business in the United Kingdom and Europe under the brand name Skamp.

         Skynet also provided monitoring and information services through monitoring service centers in London, England and Banska Bystrica, Slovakia. The products sold by Skynet may only be monitored by a Skynet monitoring service center or a service provider who has entered into a monitoring agreement with Skynet. Skynet charged a fee for the product and charged additional monthly or annual monitoring fees, which fees varied depending upon the services selected by the customer. Revenue was also generated by purchasing GSM voice and data calls at discounted prices. Additional revenues were generated by premium rated calls for diverse services such as pro-active route planning, information on places of interest, emergency situations, hotel reservations, ordering flowers, flight reservations, sending e-mails and letters and receiving messages.

         In 2001, Skynet focused on the marketing and distribution of the Skamp line of products and the development and sale of sophisticated sensors.

                              Products and Services

                                      Skamp

         The ComROAD Telematic products have a global transport telematic system ("GTTS") that combines GPS and GSM technologies with an internet protocol. These products are aimed at the fleet management market. The GTTS system consists of in-vehicle computers based on an open telematic platform compatible with the operating systems of EUROS, Windows 98/Windows CE (auto PC), Linux and QNX. Skynet reconfigured the ComROAD products to include car security and vehicle information management and sells the resulting products under the Skamp names.

         Skynet offered three lines of Skamp products: Skamp Gateway, Skamp Pro-Active Tracking and Skamp EVA. The Skamp products offer a range of user choice options. The basic module can be built at any level and later be adapted to add additional features. All Skamp products use the common open technology platform. During 2000 and 2001, Skynet fitted and monitored Skamp Gateway and Skamp Pro-active units.

                                  Skamp Gateway

         Skamp Gateway is designed as a fleet management tracking device. In its original factory setting, the Skamp Gateway allows the vehicle's owner to track the vehicles by requesting a position on any or all of the fleet vehicles. Additional optional features include (i) geofencing, by which an imaginary perimeter is established and, if passed by a vehicle, will provide a vehicle position and status report ("VPSR"), (ii) random or timed VPSR, (iii) sensor in-puts that will activate the system to alert the monitoring station if the vehicle is moved or entered into, and (iv) hands-free phone system. Other fleet management tools include remote fuel readings, fuel theft gauge, mileage recorder and exception reports as well as driver identification and authorization.

                            Skamp Pro-Active Tracking

         Skamp Pro-Active Tracking is a fleet management pro-active tracking safety and security device with telecommunication capability. In addition to the Skamp Gateway functions, Skamp Pro-Active Tracking will report an alarm status to the appropriate monitoring station, which will be able to remotely, immobilize the vehicle and activate any of the connected vehicle outputs, such as the hazard lights and horn. Skamp Pro-Active Tracking has the same options offered as the Skamp Gateway product.

                     Skamp Executive Vehicle Assistant (EVA)

         Skamp EVA is a lifestyle services product which provides a full range of audio services: Talk-u-there advice, traffic information, secretarial support, personal assistant services, concierge and information on topics such as news, weather, up-to-date share prices, traffic conditions, "what's on" information.

         Skamp EVA integrates with Palm Digital Assistant ("PDA") technology using Windows CE with the Skamp system. By inserting a PDA into the in-vehicle docking interface, the vehicle driver is able to realize capabilities such as pro-active tracking, two-way telecommunications, two-way e-mail with audio feedback, two-way fax, electronic diary, dictaphone, calculator, personal organizer, bar code reader and printing facility, and route planning.

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


                           Monitoring Service Centers

               The monitoring service centers in London, England and Banska Bystrica, Slovakia were technologically sophisticated central information and service centers to handle the customers' needs, such as vehicle and fleet monitoring, emergency service liaison, satellite mapping and navigation, traffic condition information, tracking, remote immobilization, emergency assistance, concierge service and Internet access. The monitoring service centers were open and available 24 hours a day, 365 days a year.


                                    Customers

         During 2001, there were no customers that comprised more than 10% of Skynet's net sales. The customer base consisted of fleet owners and individuals, with approximately 70% of sales attributed to the fleet owners.


                                    Suppliers

         The ComROAD unit with GPS engine, GSM chipset or module and micro processor components of the base unit product for the Skamp line of products was purchased through ComROAD. With respect to other principal suppliers of components of the Skamp products, there were several available suppliers where such goods could have been obtained.


                            Competition and Marketing

         There are multiple competitors in the telematics industry, such as Trakbak, Orchid, Tracker (Lo-Jack), OnStar, and Minor Planet, which have financial resources far greater than Skynet's, and such companies can undertake much more extensive marketing and advertising programs than Skynet. Certain other competitors also have greater financial resources than Skynet.

         Skynet competed by stressing the complete range of services that Skynet provided and the extensive range of specialized sensors. While competitors offer some of the options available to customers, Skynet offered all of the services through one product.

         Skynet's marketing efforts were directed by its sales manager. Each sales person was focused on a specific target market or markets. In addition to its internal sales force, Skynet marketed its products through business partners and strategic alliances. Skynet utilized direct solicitation through its sales force and referrals from insurance companies and existing customers. Skynet also utilized selected advertising in trade journals and participates in selected trade shows.

                          Intellectual Property Rights

         Skynet relied on a combination of trade secret and copyright laws to protect proprietary rights in its products.

         Skynet had a United Kingdom copyright to the software which is the gateway from the GSM system employed to the mapping and tracking systems, and remote control software enabling the central security-monitoring center to have complete and full two-way communications with the telephone module.


                            Research and Development

         During 2001, Skynet expended $129,475 on research and development programs. The Research and Development program successfully developed a wide range of sensors and data storage units designed to report vehicle status information, through the ComROAD Telematic device, to remote locations such as an office or monitoring station.


                           Product Liability Insurance

         The Company did not require product liability insurance. Skynet had product liability coverage of $1,450,000 per annum.


                                    Employees

         As of May 2003, the Company did not have any employees, other than Mr. Thomas Wilmot, the Company's president.


                             Government Regulations

         The Company and its subsidiaries had not been materially impacted by existing government regulation, nor was the Company aware of any probable government regulation that would materially affect its operations. There have been no costs to the Company or its subsidiaries in complying with environmental laws.


                                  Current Plans

         The Company is now effectively a "shell" company with substantial carried forward losses. The directors intend to seek and enter into a a new business for the Company, as soon as all 10-QSB and 10-KSB filings are up to date.


ITEM 2. DESCRIPTION OF PROPERTY

        In connection with the sale of the Company's subsidiaries, Netking and Skamp, in December 2001, the Company moved to its current location of Administration Centre, Buckhurst, Westwood Lane, Normandy, Guildford, England. These premises serve as office space sufficient for the Company's current operations and are provided without cost by the president, Tomas G Wilmot.


ITEM 3. LEGAL PROCEEDINGS

         None.


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

                     High    Low          High        Low

Quarter                  2000                   2001

First Quarter        $7.00   $1.19        $1.09       $0.25
Second Quarter       $3.50   $1.38        $0.37       $0.11
Third Quarter        $1.94   $0.75        $0.17       $0.07
Fourth Quarter       $1.75   $0.31        $0.11       $0.01

         As of March 24, 2003, there were 2043 record holders of the Company's Common Stock.

         The Company has never paid any cash dividends on its Common Stock and has no present intention to do so. The Company intends to retain all of its earnings, if any, for use in its business.


Recent Sale of Unregistered Securities.

         During the fourth quarter of 2001, the Company sold 18,121,991 shares of common stock at prices between $0.01 and $0.10, per share, for aggregate proceeds of $327,716, net of commissions of $116,008. These shares were sold to a total of 78 non U.S. persons, pursuant to Regulation S under the Securities Act of 1933.

         In October 2001, the Company issued 3,950,000 shares of common stock, at $0.05, per share. 3,600,000 shares in payment of officers' salaries to five non U.S. persons, 150,000 shares in payment of staff salaries to five non U.S. persons, and 200,000 shares in payment of commissions to two non U.S. persons, pursuant to Regulation S and Section 4(2) under the Securities Act of 1933. No commissions were incurred on these issuances of shares.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

         After the "world changing" events of September 11, 2001, the Company found it impossible to raise capital to support the operations of its subsidiaries. Also, the operations have not provided sufficient cash flow to continue such operations. As a result, Skynet wrote-off substantially all the assets and then sold all of its operating subsidiaries on December 28, 2001 and is currently inactive. Since 2001, management has been seeking new business opportunities and intends to maintain its' public company status.

         Prior to the write-off and disposals, the Company, through its subsidiaries, developed, marketed, and distributed integrated modular automotive telematic systems and provided monitoring services to users of those products. Through its subsidiary Skynet, the Company distributed its own proprietary products and products developed and manufactured by third parties, generally ComROAD AG ("ComROAD") in a number of countries around the world. Skynet entered into a written distribution agreement with ComROAD in March 1999. Skynet developed its own software and hardware solutions to provide for customer specific requirements. These development projects were either patented or registered as intellectual property adding significant value to the project. Automotive telematic systems combine the technology for mobile phones (GSM), global positioning satellite systems (GPS) and Internet, to enable customers to identify the exact location and status information about automotive vehicles and to receive a variety of information through communication with the monitoring station. These devices could be used by businesses to manage fleets of vehicles of various kinds and by individuals for their automobiles for security purposes, emergencies and access to information available from the monitoring station. These devices were available with in-car vehicle computers operating with Windows CE, providing the user with an array of usage options as found on a personal digital assistant (PDA), including internet connections and e-mail capabilities.

         The following table represents an analysis of the increases and decreases of the components of consolidated results of operations as derived from the Company's consolidated financial statements.


                        CONSOLIDATED RESULT OF OPERATIONS

                            2001 AS COMPARED TO 2000

                                                      2001                  2000              CHANGE            %
                                                      ----                  ----              ------            -

NET SALES                                           248,937               501,645          (252,708)          (50)

COST OF SALES                                      (669,501)           (1,077,532)         (408,031)          (38)

GROSS LOSS                                         (420,564)             (575,887)         (155,323)          (27)

DEPRECIATION AND AMORTIZATION                      (455,646)           (2,182,371)       (1,726,226)          (79)

RESEARCH AND DEVELOPMENT                           (129,475)             (291,973)         (162,498)          (56)

GENERAL AND ADMINISTRATIVE                       (1,850,365)           (4,230,718)       (2,380,353)          (56)

INTEREST EXPENSE-NET                                (49,307)              (36,433)           12,874            35

WRITE-OFF OF ASSETS AND GAINS ON
    SALES OF SUBSIDIARIES                          (991,363)

SETTLEMENT OF LIABILITIES                            50,787              (118,241)          169,028           143

MINORITY INTEREST                                     8,460                68,151           (59,691)         (988)

NET LOSS                                         (3,837,473)           (7,367,472)       (3,529,999)          (48)



         Net Sales

         During 2001, continual technical problems with the product resulted in net sales of products of only $248,937, a decrease of 50% over 2000.

         Cost of Sales

         Cost of sales and gross profit were not indicative of the amounts that would be attainable upon higher sales levels, but instead reflected the poor sales performance and the technical problems being encountered with the product. Purchases and salaries are the largest components of costs of sales.

         Depreciation and Amortization

         Depreciation and amortization for 2001 decreased over 2000 as a result of ceasing depreciation and amortization after the substantial write-off in February 2001 of the carrying value of the assets as a result of poor sales performance and sales of the subsidiaries.

           Research and Development

         Research and development expenses decreased over 2000 as a higher percentage of development work was carried out by ComRoad AG, the designer of the principal product. There will be no research and development charges in 2002.

         General and Administrative Expenses

         General and administrative expenses decreased substantially as compared to 2000 as a result of cost cutting as the cash position of the Company worsened. Salaries and communication costs were the most significant components of general and administrative expenses. With the disposal of the subsidiaries, general and administrative expenses will be substantially reduced in 2002.

         Interest Expense

         Interest expense increased over 2000, as the Company increased its debt in order to provide the necessary cash to operate.

           Net Loss

         Consolidated net loss decreased as the operations contracted and were then sold. The Company anticipates that the loss will be substantially reduced in 2002.



Financial Condition, Liquidity and Capital Resources

         During 2001, the Company's working capital deficit increased by $1,137,234 from December 31, 2000 as a result of the Company's net loss for 2001 of $3,837,473 and the Company's inability to raise funds and sales of the subsidiaries. The effect on the financial markets of the events of September 11, 2001, limited the amount raised by the Company from private sales of shares of its common stock, the Company's primary source of funds, to $1,095,416, net of expenses of $472,462. As a result, the Company lacked the capital resources to continue to support its subsidiaries' operations, resulting in the write-off of assets and sale of the Company's subsidiaries.

         As of December 31, 2001, the Company is inactive and will incur few costs. The Company intends to raise additional capital to fund future projects, although there can be no assurance that the Company can continue to raise capital from the sale of its securities.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  In the first quarter of 2002, the Company dismissed Levy Gee (U.K.), Registered Auditor, their U.K. subsidiaries auditors, and appointed The Lawrence Woolfson Partnership (U.K.), Chartered Accountants and Registered Auditor, to audit their U.K. subsidiaries. There were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not satisfactorily resolved, would have caused the predecessor, the Levy Gee (U.K.), to reference such matter in its auditors' report.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Set forth below are the names of all directors and executive officers of the Company along with certain information relating to the business experience of each of the listed officers.

           Name                 Age                  Position
--------------------------      ---       -----------------------------------
Tomas Wilmot                    56        President and Chairman of the Board
Stuart Langston                 59        Executive Officer and Director
Mark Dingley                    45        Chief Financial Officer
Kevin Wilmot                    34        Secretary
Christopher Wilmot              33        Executive Officer
Lord Montagu of Beaulieu        77        Director
James Ryall                     41        Director
Valthor Stefansson              44        Director

         Directors are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors subject to any contracts of employment.

         Tomas Wilmot: Mr. Wilmot has served as President of the Company since April 1998. From 1988 to 1998, Mr. Wilmot was involved in the development of a gold mining property known as Anglo Swiss Gold Mine Corporation Ltd and financing young and emerging companies. He is the author of "The Over the Counter Market".

         Stuart Langston: Mr. Langston was appointed a director in 1999. From 1961 to 1999, Mr. Langston acted as a specialist in banking, asset management and credit control at Bank of Ireland, Merrill Lynch and Lloyd's Bank.

         Mark Dingley: Appointed in January 1999, Mr. Dingley is the Chief Financial Officer of the Company. He trained with Finnie & Co. (now part of BDO Stoy Hayward) and worked in accountancy practice from 1981 to 1988, before moving into commerce. From 1989 to 1993, as financial director of the Toprak Group of Companies in the UK, part of a large Turkish conglomerate, he was a pivotal member of the management team and instrumental in restructuring the UK group. In 1994 he joined Checkline Plc, one of the leading providers of EFT solutions in the UK. As company secretary and head of finance, he played a key role in board decisions and the development of corporate strategy. He joined former UK subsidiary Skynet Telematics Ltd in 1996. Along with highly developed organizational skills, he has had extensive experience in implementing and maintaining computer-based management information systems.

         Kevin Wilmot: Mr. Wilmot was a director of an international private language school from 1995 to 1998 and has been dealing with investment throughout his career and early adulthood involving positions as a trainee dealer between 1987 and 1991. He is currently a full member of the Investor Relations Society and has served as Company Secretary since January 1999.

         Christopher Wilmot: Mr. Christopher Wilmot was appointed an officer, responsible for marketing, in January 1999. Between 1993 and 1997, Mr. Wilmot established a financial intermediary company in Ireland. Between 1997 and joining the Company he worked as an independent consultant.

         Lord Montagu of Beaulieu: Lord Montagu of Beaulieu is the third Baron Montagu of Beaulieu. He has been an active member of the House of Lords for many years. He was appointed a director in January 1999.

         James Ryall: Mr Ryall, spent eight years with Flemings (London) ending up as director and head of Hong Kong, Singapore & Malaysian equity sales. In 1997, Mr. Ryall left to establish a private venture capital investment company, Duncraig International, owned by him and a partner. That company sources, appraises, structures and manages a range of diverse investments both in UK and overseas, from telecoms in California, to motorcycle importation from Japan and is involved with management of all businesses both at macro and micro level, establishing and maintaining compliance, control and reporting standards. He was appointed a director in April 2000.

         Valthor Stefansson: Mr. Stefansson, who became a director in April 2000, is a General Practitioner in Medicine. He was a founder and president of a successful international software company from 1989 to 1997. He has participated in many high-tech start-up companies, both as a long term shareholder and as a venture capitalist, and has been a board member of several. He represents a large group of Icelandic shareholders in Skynet Telematics, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

         Pursuant to Section 16 of the Exchange Act, the Company's Directors and executive officers and beneficial owners of more than 5% of the Company's common stock, par value $.001 ("Common Stock"), are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company by the Company's Chief Executive Officer. No other executive officer of the Company received total compensation in excess of $100,000 during any of the last three years.


                                      Annual Compensation      Long Term Compensation
                                   -------------------------   ----------------------
                                           Payouts                  Awards
                                           -------                  ------
   (a)                     (b)      (c)               (d)      (e)          (f)              (g)           (h)        (i)
                                                                                                          Long-
                                                                                                          term
                                                               Other      Restrict-                       incen-
Name                                                           Annual     ed                              tive        All
and                                                            Compen-    Stock             Options/      Plan        Other
Principal                                                      sation     Award(s)          SARs          Payouts     Com-
Position                  Year     Salary($)(1)     Bonus($)   ($)        ($)               (#)           ($)         pensation
---------                 ----     ---------        --------   -------    ---------         --------      -------     ---------
                          2001     $190,625(2)        $0        $0        $0                   0           $0(4)         $0
                          2000     $205,663(3)        $0        $0        $0                   0           $0(4)         $0
Tomas Wilmot,             1999     $159,279(5)        $0        $0        $0               1,000,000       $0            $0
President, Chief
Executive Officer and
Chairman of the
Board of Directors
of the Company and
its subsidiaries


      --------------------------------

 (1) Includes salary and benefits paid by Skynet Telematics Limited, a subsidiary.
 (2) Included $100,000 accrued and unpaid as of December 31, 2001.
 (3) Included $100,000 accrued and unpaid as of December 31, 2000.
 (4) Exclusive of $50,000, payable upon the Company's profitably, if any.
 (5) Included $100,000 paid in 2000.


         The following table sets forth, with respect to the officer listed in the summary compensation table, the number of shares issued during 2001 upon exercise of options, the number of shares underlying options outstanding at December 31,2001 and the value of such options.


                                                                    Number of Securities
                         Underlying Value of Unexercised
               Shares                     Unexercised                  In-The-Money
            Acquired on     Value        Options/SARs                 Options/SARs
Name of      Exercise     Realized    at Fiscal Year End (#)      at Fiscal Year End ($)
Individual      (#)         ($)      Exercisable/Unexercisable   Exercisable/Unexercisable
----------  -----------   --------   -------------------------   -------------------------

Tomas Wilmot   NONE         NONE           1,000,000/0                        NONE


Compensation of Directors

            On January 1, 2000, the Company entered into an employment agreement with its chairman/president through July 2005. The agreement provides for: (1) an annual salary of $250,000, payable at $100,000, per annum, and the balance payable in cash or stock, upon the Company achieving profitability, if any, (2) bonus and stock options as determined by the compensation committee and (3) all benefits received by other officers of the Company. In addition, if the employee is terminated without cause, the Company is required to continue to pay the employee the base salary and benefits for a period of two years from the date of termination and, if there is a change of ownership as defined, the employee shall receive the balance due under this agreement in cash, plus benefits for one year.

             Directors, who are not employees of the Company, are paid annual compensation of $10,000, plus reimbursements for travel expenses to attend meetings of the Board of Directors.

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

Name and Address                    Amount and Nature of             Percentage
of Beneficial Owner               Beneficial Ownership (1)          of Class (2)
-------------------               ------------------------          ------------
Tomas Wilmot                              15,084,972 (3)                15.5%
c/o Skynet Telematics
c/o Skynet Telematics
Administration Centre
Buckhurst
Westwood Lane
Normandy
Guildford, U.K.

Apol Investments Ltd                       6,000,000                     6.1%
Petches Yew
Petches Bridge
Finching Field
Braintree
Essex, U.K.

Lord Montagu of Beaulieu                     110,000                    *
c/o Skynet Telematics
Administration Centre
Buckhurst
Westwood Lane
Normandy
Guildford, U.K.

James Ryall                                  216,636                    *
c/o Skynet Telematics
Administration Centre
Buckhurst
Westwood Lane
Normandy
Guildford, U.K.

Kevin Wilmot                               1,615,000                    *
c/o Skynet Telematics
Administration Centre
Buckhurst
Westwood Lane
Normandy
Guildford, U.K.

Mark Dingley                                 580,000                    *
c/o Skynet Telematics
Administration Centre
Buckhurst
Westwood Lane
Normandy
Guildford, U.K.

Christopher Wilmot                         1,805,023                    1.2%
c/o Skynet Telematics
Administration Centre
Buckhurst
Westwood Lane
Normandy
Guildford, U.K.

Stuart Langston                              410,000                    *
c/o Skynet Telematics
Administration Centre
Buckhurst
Westwood Lane
Normandy
Guildford, U.K.

Valthor Stefansson                           141,739                    *
c/o Skynet Telematics
Administration Centre
Buckhurst
Westwood Lane
Normandy
Guildford, U.K.

Officers and directors as a group          25,963,370                  26.6%

* denotes less than 1%.

(1) Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the person indicated.

(2) Based on 95,825,143 shares outstanding as of March 24, 2003 and 1,800,000 options to purchase shares. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are convertible or exercisable within sixty (60) days of the date hereof (pursuant to Rule 13d-3 under the Securities Exchange Act of 1934) have been converted or exercised.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

                (a)     Exhibits

Exhibit No.      Description


3.1              Articles of Incorporation of Skynet Telematics, Inc., and
                 Amended Articles (2)

3.2              By-laws of Skynet Telematics, Inc. (1)

21               Subsidiaries of the Registrant *

22               Netking sale agreement

23               Skamp International sale agreement

99.1             Statement of the Chief Executive Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.2             Statement of the Chief Financial Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *



(1) Incorporated by reference from the Form 10-KSB filed for the fiscal year ended December 31, 1997.

(2) Incorporated by reference from the Form 10-KSB filed for the fiscal year ended December 31, 1999.

*  Filed herewith.

     (b) Reports on Form 8-K.

     Reports on Form 8-K filed by the Company during fiscal year ended December 31, 2001:

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 30, 2003

SKYNET TELEMATICS, INC.

By: /s/Mark Dingley                      By: /s/Tomas Wilmot
---------------------------              ---------------------------------
Mark Dingley                             Tomas Wilmot
Chief Financial Officer                  Chief Executive Officer
(Principle Accounting Officer)           (Principle Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                               Title                           Date
                                        -----                           ----

/s/Tomas Wilmot                   Chairman and Chief               June 30, 2003
-----------------------------     Executive Officer
Tomas Wilmot                      (Principle Executive Officer)

/s/Mark Dingley                   Chief Financial                  June 30, 2003
-----------------------------     Officer and Director
Mark Dingley                      (Principle Accounting Officer)

/s/Stuart Langston                Executive Officer and Director   June 30, 2003
-----------------------------
Stuart Langston

/s/Lord Montagu                   Director                         June 30, 2003
-----------------------------
Lord Montagu of Beaulieu

/s/James Ryall                    Director                         June 30, 2003
-----------------------------
James Ryall

/s/Valthor Stefansson             Director                         June 30, 2003
-----------------------------
Valthor Stefansson

                    SKYNET TELEMATICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

Independent Auditors' Report - December 31, 2001 and 2000.................   F-2

Independent Auditor's Reports - United Kingdom - December 31, 2001
- Netking Limited and Subsidiary (UK) - December 31, 2001.................   F-3
- Skamp International Limited (UK) - December 31, 2001....................   F-4

Independent Auditors' Reports - (United Kingdom) - December 31, 2000
- Netking Limited and Subsidiary (UK) - December 31, 2000.................   F-5
- Skamp International Limited (UK) - December 31, 2000....................   F-6

Consolidated Balance Sheet - December 31, 2001............................   F-7

Consolidated Statement of Operations and
  Comprehensive Loss - Years Ended December 31, 2001 and 2000.............   F-8

Consolidated Statement of Stockholders' Equity (Deficit) - Years Ended
  December 31, 2001 and 2000..............................................   F-9

Consolidated Statement of Cash Flows - Years Ended
  December 31, 2001 and 2000..............................................  F-10

Notes to the Consolidated Financial Statement.............................  F-11

Stockholders and Board of Directors
Skynet Telematics, Inc.
London, United Kingdom


                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of Skynet Telematics, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the 2001 and 2000 financial statements of Netking Limited and Subsidiary or Skamp International Limited, subsidiaries of the Company, which financial statements included substantially all of the consolidated total revenues for the years ended December 31, 2001 and 2000. Those statements were audited by other auditors whose reports, dated February 17, 2003, have been furnished to us and included herein and our opinion, insofar as it relates to data included for Netking Limited and Subsidiary and Skamp International Limited, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Skynet Telematics Inc. and Subsidiaries as of December 31, 2001, and their results of their operations and cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.



New York, New York                                /s/   Most  & Company, LLP
February 17, 2002                                 -----------------------------
                                                  Most  & Company, LLP

NETKING LIMITED

AUDITORS' REPORT
TO THE SHAREHOLDERS OF NETKING LIMITED

--------------------------------------------------------------------------------

We have audited the financial statements of Netking as of and for the year ended December 31, 2001 which have been prepared under the historical cost convention and the accounting policies set out therein.

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

Opinion
In our opinion the financial statements give a true and fair view of the state of the company's and group's affairs as at 31st December 2001 and of the group's loss for the year then ended and have been properly prepared in accordance with the Companies Act 1985.


/s/ The Lawrence Woolfson Partnership
--------------------------------------------------------
The Lawrence Woolfson Partnership                               17 February 2003
Chartered Accountants and Registered Auditor                   1 Bentinck Street
                                                                   London W1U2ED

SKAMP INTERNATIONAL LIMITED

AUDITORS' REPORT
TO THE SHAREHOLDERS OF SKAMP INTERNATIONAL LIMITED

--------------------------------------------------------------------------------

We have audited the financial statements of Skamp International as of and for the year ended December 31, 2001 which have been prepared under the historical cost convention and the accounting policies set out therein.

Respective responsibilities of the directors and auditors
As described in the financial statements the company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion , based on our audit, on those statements and to report our opinion to you.

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

Opinion
In our opinion the financial statements give a true and fair view of the company's affairs at 31st December 2001 and of its loss for the year then ended and have been properly prepared in accordance with the Companies Act 1985.



/s/ The Lawrence Woolfson Partnership
--------------------------------------------------------
The Lawrence Woolfson Partnership                              17  February 2003
Chartered Accountants and Registered Auditor                   1 Bentinck Street
                                                                   London W1U2ED

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

/s/  Levy Gee                                         12 April 2001
---------------
Levy Gee
Registered Auditor                                    66 Wigmore Street
                                                      London
                                                      WlU 2HO

                    SKYNET TELEMATICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001

                                     ASSETS

 ASSETS                                                                    NONE
                                                                           ====



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses.............................     $156,856
Loans payable  - officer..........................................      357,299
Notes payable.....................................................       14,901
                                                                         ------

           TOTAL CURRENT LIABILITIES..............................      529,056

LOANS PAYABLE (Note 9)............................................       33,453
                                                                         ------

           TOTAL LIABILITIES......................................      562,509
                                                                       --------

COMMITMENTS AND CONTINGENCY (Notes 7 and 9)

STOCKHOLDERS' DEFICIT
Preferred stock - $.001 par value; authorized: 20,000,000 shares;
         issued and outstanding: none
Common stock - $.001 par value; authorized: 500,000,000 shares;
          issued and outstanding: 59,686,809 shares in 2001
         and 30,114,004 shares in 2000............................       59,687
Additional paid-in capital........................................   17,691,013
Deficit...........................................................  (18,313,209)
                                                                     ----------

           TOTAL STOCKHOLDERS' DEFICIT............................     (562,509)
                                                                     ----------

           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT............       $ NONE
                                                                         ======

                 See notes to consolidated financial statements.

                    SKYNET TELEMATICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                     Years Ended December 31, 2001 and 2000

                                                          2001           2000
                                                          ----           ----

REVENUES............................................   $248,937        $501,645
                                                     ----------      -----------

COST OF SALES.......................................   (669,501)     (1,077,532)
                                                     -----------     -----------

          GROSS LOSS................................   (420,564)       (575,887)

DEPRECIATION AND AMORTIZATION.......................   (455,646)     (2,182,371)
RESEARCH AND DEVELOPMENT............................   (129,475)       (291,973)
GENERAL AND ADMINISTRATIVE EXPENSES................. (1,850,365)     (4,230,718)
INTEREST EXPENSE - NET..............................    (49,307)        (36,433)
WRITE - OFFS OF ASSETS AND GAINS ON
 SALES OF SUBSIDIARIES....                             (991,363)
SETTLEMENTS OF LIABILITIES .........................     50,787        (118,241)
MINORITY INTERESTS..................................      8,460          68,151
                                                     -----------     -----------

          NET LOSS.................................. (3,837,473)     (7,367,472)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS............    (62,811)        (23,092)
                                                     -----------     -----------

          TOTAL COMPREHENSIVE LOSS..................($3,900,284)    ($7,390,564)
                                                     ===========     ===========


BASIC NET LOSS PER COMMON SHARE ....................     ($0.11)         ($0.27)
                                                     ===========     ===========

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES...... 35,960,196      27,362,229
                                                     ===========     ===========

                 See notes to consolidated financial statements.

                    SKYNET TELEMATICS, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     Years Ended December 31, 2001 and 2000

                                                                                                        Accumulated
                                                                           Additional                      Other
                                                     Common Stock            Paid-in                   Comprehensive
                                                Shares          Amount       Capital         Deficit      Income          Total
                                                ------          ------       -------         -------      ------          -----


BALANCE - JANUARY 1, 2000.................... 24,513,495      $24,514   $11,642,153     ($7,108,264)     $85,903     $4,644,306

Issuance of common stock
         for cash (net of costs of $1,354,096) 5,280,722        5,281     4,007,944                                   4,013,225

Issuance of common stock
         for expenses........................     93,150           93       139,284                                     139,377

Issuance of common stock for
         repayment of debt...................    226,637          226       214,605                                     214,831

Comprehensive loss
     Net loss                                                                            (7,367,472)                 (7,367,472)
     Foreign currency translation adjustments                                                            (23,092)       (23,092)
                                              ----------      -------   -----------     -----------      --------    ----------


BALANCE - DECEMBER 31, 2000.................. 30,114,004       30,114    16,003,986     (14,475,736)      62,811      1,621,175

Issuance of common stock
         for cash (net of costs of $469,462)  24,347,033       24,347     1,071,069                                   1,095,416

Issuance of common stock
         for expenses........................  4,115,500        4,116       272,884                                     277,000

Issuance of common stock for
         repayment of debt...................  1,110,272        1,110       343,074                                     344,184

Comprehensive loss
     Net loss                                                                             (3,837,473)                (3,837,473)
     Foreign currency translation adjustments                                                            (62,811)       (62,811)
                                              ----------      -------   -----------     -----------       ------     ----------


BALANCE - DECEMBER 31, 2001.................. 59,686,809      $59,687   $17,691,013    ($18,313,209)       $NONE     ($562,509)
                                              ==========      =======   ===========     ===========       ======     ==========

                 See notes to consolidated financial statements.


                    SKYNET TELEMATICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     Years Ended December 31, 2001 and 2000

                                                                                           2001                    2000
                                                                                           ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss..........................................................................     ($3,837,473)            ($7,367,472)
Adjustments to reconcile net loss to cash
   used in operating activities
       Depreciation and amortization..............................................         455,646               2,182,371
       Write-offs of assets and gains on sales of subsidiaries....................         991,363
       Common stock issued for expenses...........................................         277,000                 139,377
       Bad debt expense...........................................................          62,696                  95,816
       Minority interests.........................................................          (8,460)                (68,151)
       Settlement of liabilities..................................................          50,787                 118,241
       Foreign currency translation adjustments...................................         (62,811)                (23,092)
       Loss on sale of fixed assets...............................................                                  12,586
       Increase (decrease) in cash, net of effects of sales of subsidiaries
           Accounts receivable....................................................         (16,838)                (65,526)
           Inventory..............................................................         (31,242)                 22,109
           Prepaid expenses.......................................................          25,450                (108,164)
           Deferred expenses......................................................                                  47,762
           Accounts payable and accrued expenses..................................         168,913               1,347,024
                                                                                       ------------            ------------

                 NET CASH USED IN OPERATING ACTIVITIES............................      (1,924,969)             (3,667,119)
                                                                                       ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed asset.................................................                                  30,799
Purchases of fixed assets.........................................................          (4,963)                (86,626)
                                                                                       ------------            ------------

                 NET CASH USED IN INVESTMENT ACTIVITIES...........................         (4,963)                 (55,827)
                                                                                       ------------            ------------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock
         (net of expense of $472,462 in 2001
         and $1,354,096 in 2000)..................................................       1,095,416               4,013,225
Proceeds from notes payable.......................................................         382,344                  44,177
Increase in loans payable - officers..............................................         213,122
Overdraft.........................................................................          72,471                 (66,608)
Proceeds from sales of minority interests in subsidiaries.........................           8,460                  68,151
Payments of capitalized lease obligations.........................................         (43,077)                (86,622)
Payments of notes payable.........................................................                                 (48,181)
                                                                                        ----------             -----------

                 NET CASH PROVIDED BY
                      FINANCING ACTIVITIES........................................       1,728,736               3,924,142
                                                                                        ----------             -----------

                 INCREASE (DECREASE) IN CASH......................................       (201,196)                 201,196

CASH AT BEGINNING OF YEAR.........................................................        201,196                     None
                                                                                        ----------             -----------
..........
CASH AT END OF YEAR...............................................................           None                 $201,196
                                                                                        ==========             ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION............
          Cash paid for interest..................................................        $11,843                   $2,965
                                                                                        ==========             ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
        In 2001 and 2000, the Company settled liabilities by the issuance of shares of common stock (Notes 3 and 6).

                 See notes to consolidated financial statements.

                                      F-10

                    SKYNET TELEMATICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS

            Skynet Telematics, Inc. (Company), through its subsidiaries, was in the business of developing, marketing, licensing and monitoring tracking and anti-theft systems for automobiles and trucks through December 28, 2001. The Company has been inactive thereafter.

            In 2002, the Company changed its name from Skynet Telematics.com, Inc. to Skynet Telematics, Inc.

            During the year ended December 31, 2001, management has determined that the expected future cash flows to be derived from their operations and properties would not be sufficient to continue their operations nor recover the carrying values of its assets. As a result, the Company wrote-off the carrying values of the software and intellectual properties, which consisted of intangible assets used in the products sold and licensing agreements, and certain other assets.

            In addition, on December 28, 2001, the Company sold all of its operating subsidiaries for an aggregate purchase price of $35,100.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

           Consolidation

           The consolidated financial statements include the accounts of the Company and all of its subsidiaries, as follows:

                  Netking Limited (Netking), a wholly-owned subsidiary of the Company, until December 28, 2001 Skynet Telematics Limited, a wholly-owned subsidiary of Netking, until December 28, 2001 Skamp International Limited (Skamp), a 53% owned subsidiary of the Company, until December 28, 2001 Skamp sro, a 90% owned subsidiary of Skamp, until January 10, 2001

           All material intercompany transactions have been eliminated. Minority interests included the minority stockholders' share of losses of various subsidiaries. Losses from minority interests in excess of minority stockholders' original investments have not been recognized.

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

           Fixed Assets

           Fixed assets had been depreciated on the declining-balance method, as follows:

                      Computer and office equipment                         25%
                      Motor vehicles                                        25%
                      Furniture and fixtures                                10%

           Software and Intellectual Properties

            Software and intellectual properties had been stated at cost and amortized on the straight-line method over the remaining estimated useful lives of the assets of 3 1/4 years.

           Research and Development

           Research and development expenses had been charged to operations as incurred.

            Foreign Currency Translation

            The financial statements of the Company's foreign subsidiaries were measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date, through December 28, 2001. Revenues and expenses were translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments were recorded as a separate component of stockholders' equity. Upon the disposition of the foreign and subsidiaries, the cumulative profit foreign currency translation adjustment has been changed to operations.

           Revenue Recognition

            Product sales were recognized when products were shipped and monitoring income was recognized over the monitoring period on the straight-line method. Although the Company had warranted its products, any future costs will be the responsibility of the acquirer.

           Advertising Expenses

            Advertising expenses were charged to operations as incurred. For the years ended December 31, 2001 and 2000, advertising expenses were $92,136 and $121,595, respectively.

           Stock Based Compensation

           Compensation costs for stock, stock options, warrants, etc., issued to employees and non-employees were based on the fair value method.

           Basic Net Loss Per Share

            Basic Net loss per common share was computed on the weighted average number of common shares and common shares equivalents outstanding during the year. Fully-dilutive loss per common share is not presented because it was anti-dilutive.

           Concentration of Credit Risk

            Financial instruments, which potentially subjected the Company to concentration of risk, consisted of cash. The Company places its investments in highly rated term deposit obligations, which limits the amount of credit exposure. Historically, the Company has not experienced any losses related to investments.

           Income Taxes

            Deferred income taxes have been provided for temporary differences between consolidated financial statement and income tax reporting, resulting primarily from net operating loss carryforwards.

3.       CAPITALIZATION

            In February 2002, the Company increased its authorized Class A common shares to 500,000,000.

            In December 2000, the Company issued 128,162 shares of common stock in payment of a note payable of $64,081.

            In October 2001 and July 2000, the Company issued 3,600,000 and 40,000 shares of common stock to directors in payment of accrued compensation of $180,000 and $40,000, respectively.

            During the years ended December 31, 2001 and 2000, the Company issued 515,500 and 53,150 shares of common stock, respectively, to employees and non-employees in exchange for services at price ranging from $ .05, to $.50, per share, in 2001, and from $.50 to $2.00, per share, in 2000.
           Skamp International

           During the years ended December 2001 and 2000, Skamp International sold shares of its common stock to minority interests for $8,460 and $68,151, respectively.

           Stock Option Plan

           In June 2000, the board of directors adopted the Skynet Telematics 2000 Long-Term Performance and Incentive Plan (Plan), under which the Company may grant awards of stock options, stock appreciation rights, stock or cash to employees or other individuals providing services to the Company. The Company may offer up to 2,533,200 shares of common stock, including 1,000,000 for incentive stock options and excluding expired, cancelled, terminated, forfeited or settled in cash awards. Incentive stock options shall not be issued with exercise prices less than the fair market value on the date of grant. Awards may include performance incentives.

           As of December 31, 2001, no options were issued under the plan.

           Reserved shares

           As of December 31, 2001, the Company has reserved shares as follows:

                         Stock option plan                      2,533,200
                         Other options                          1,800,000 (a)
                         SSCC sellers (Note 6)                    118,333
                                                                ---------
                                                                4,451,533
                                                                =========

(a) Options to purchase 1,700,000 and 100,000 shares of common stock, exercisable at $1 and $2, per share, respectively, through July 2004. As of December 31, 2001, no shares under option have been exercised.

4.         JOINT VENTURES

           Skamp sro provided vehicle security communications and vehicle tracking systems in Slovakia. During the year ended December 31, 2000, the Company provided $257,805 to commence the operations of the Skamp subsidiary. Skamp sro ceased operations in January 2001. As of December 31, 2001, the Company's other joint ventures have been abandoned.

5.         EMPLOYMENT AGREEMENT

            On January 1, 2000, the Company entered into an employment agreement with its chairman/president through July 2005. The agreement provides for: (1) an annual salary of $250,000, payable at $100,000, per annum, and the balance payable in cash or stock, upon the Company achieving profitability, if any, (2) bonus and stock options as determined by the compensation committee and (3) all benefits received by other officers of the Company. In addition, if the employee is terminated without cause, the Company is required to continue to pay the employee the base salary and benefits for a period of two years from the date of termination and, if there is a change of ownership as defined, the employee shall receive the balance due under this agreement in cash, plus benefits for one year.

6.         SETTLEMENT OF LIABILITY

            In 2001 and 2000, certain of the sellers of SSCC, an inactive subsidiary, exchanged their right to receive their share of 500,000 shares of common stock and additional purchase price based on sales in exchange for 1,110,272 and 98,475 shares of common stock, respectively. In 2001 and 2000, the excess of the value of the stock issued over the amount due to the shareholders, including interest, of $50,787 and $118,241, respectively, was charged to settlement of liability, as the additional purchase price would have been in excess of fair value. As of December 31, 2001, the Company was committed to issue 118,333 shares of common stock to these sellers of SSCC.

7.         INCOME TAXES

            The Company files a U.S. income tax return and the U.K. subsidiaries had filed U.K. income tax returns. Both the U.S. and U.K. income tax returns had net losses since inception and, as such, the Company has not been required to pay income taxes. As of December 31, 2001, the Company had net operating losses available to reduce future U.S. taxable income of approximately $18,000,000, expiring through 2021, which may be limited upon a charge of ownership.

            As of December 31, 2001, realization of the Company's net deferred tax assets, of approximately $6,000,000, were not considered more likely than not and, accordingly, a valuation allowance of $6,000,000 has been provided.

            The following is a reconciliation of expected income tax benefit utilizing the Federal statutory tax rate to income tax benefit reported on the statement of operations.

                                                    2001               2000
                                                    ----               ----

   Expected income tax benefit.............     ($1,365,000)       ($2,500,000)
   Change in valuation allowance...........       3,120,000          2,180,000
   Foreign tax effect......................      (1,755,000)           320,000
                                                 -----------       -----------

                                                    None               None
                                                    ====               ====