Form 10QSB
period 2002-03-31
SKYNET TELEMATICS INC
filed 2004-05-17
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 for the quarterly period ended March 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the transition period from _______ to _________.

                         Commission File No. 33-55254-39

                           SKYNET TELEMATICS, INC.
        (Exact name of Small Business Issuer as specified in its charter)


                 NEVADA                                    87-0485315
    -------------------------------                    ----------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

Administration Centre, Buckhurst, Westwood Lane
Normandy, Guildford, England GU3 2JE
- ------------------------
(Address of principal executive offices)

Issuer's telephone number, including area code: 44 1483 813678

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes No x
                                       ---       ---

The number of shares outstanding of the issuer's common stock, $.001 par value per share, as of December 31, 2003, was 104,680,121 shares.

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                ---       ---

                             SKYNET TELEMATICS, INC.

                          FORM 10-QSB FOR QUARTER ENDED
                                 MARCH 31, 2002

                                      INDEX

PART I - FINANCIAL INFORMATION                                           Page

         Item 1   Consolidated Financial Statements

         Balance Sheet as of March 31, 2002                                  3

         Statements of Operations and Comprehensive Income for
                  the three month ended March 31, 2002 and 2001              4

         Statements of Cash Flows for the three month ended
                  March 31, 2002 and 2001                                    5

         Notes to Consolidated Financial Statements                          6

         Item 2   Management's Discussion and Analysis                       7

PART II - OTHER INFORMATION

         Item 1   Legal Proceedings                                         11

         Item 2   Changes in Securities                                     11

         Item 3   Defaults Upon Senior Securities                           11

         Item 4   Submission of Matters to a Vote of Security Holders       11

         Item 5   Other Information                                         11

         Item 6   Exhibits and Reports on Form 8-K                          11


SIGNATURES                                                                  12

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                    SKYNET TELEMATICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                  (UNAUDITED)




         ASSETS
CURRENT ASSETS
Cash in bank                                                            $    24,219
Accounts receivable                                                               -
Inventory                                                                         -
Prepaid expenses                                                                 11
                                                                        -----------

         TOTAL ASSETS                                                   $    24,230
                                                                        ===========

         LIABILITIES & STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses                                   $   186,354
Loans payable - officer                                                     404,815
                                                                        -----------

         TOTAL CURRENT LIABILITIES                                          591,169

Loan payable                                                                 33,453
                                                                        -----------

         TOTAL LIABILITIES                                                  624,622
                                                                        -----------

STOCKHOLDERS' (DEFICIT)
Preferred stock - $.001 par value; authorized: 20,000,000 shares;
    issued and outstanding: none

Common stock -  $.001 par value; authorized: 500,000,000 shares;
    issued and outstanding: 61,278,800 shares                                61,279
Additional paid-in capital                                               17,753,648
Accumulated deficit                                                     (18,415,319)
                                                                        -----------
         TOTAL STOCKHOLDERS' (DEFICIT)                                     (600,392)
                                                                        -----------

         TOTAL LIABILITIES AND
              STOCKHOLDERS' (DEFICIT)                                   $    24,230
                                                                        ===========

                 See notes to consolidated financial statements

                     SKYNET TELEMATICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)


                                                                 For the three months
                                                                   ended March 31,
                                                            2002                2001
                                                        ------------        -------------

Sales                                                   $          -        $     89,047
Cost of sales                                                      -      (      207,136)
                                                        ------------        -------------

         GROSS LOSS                                                -      (      118,089)

Depreciation and amortization                                      -      (      428,874)
Research and development                                           -      (       39,641)
General and administrative expenses                    (      93,157)     (      732,014)
Interest expense - net                                 (       7,799)     (        3,536)
Settlement of liabilities                                          -              50,787
                                                       --------------       -------------

         NET LOSS                                      (     100,956)     (    1,271,367)

Foreign currency translation adjustments               (       1,154)     (       59,278)
                                                       -------------       -------------

         TOTAL COMPREHENSIVE LOSS                      ($    102,110)     ($   1,330,645)
                                                       =============       =============

Basic net loss per common share                        ($       .002)     ($        .041)
                                                       =============       =============

Weighted average number of common shares                  60,990,320          31,354,547
                                                       =============       =============


                 See notes to consolidated financial statements

                    SKYNET TELEMATICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    For the three months,
                                                                        Ended March 31,
                                                                 2002             2001
                                                             -----------      -----------
OPERATING ACTIVITIES
Net loss                                                     (  $100,956)    ($1,271,367)
Adjustments to reconcile net loss to cash
   used in operating  activities
      Depreciation and amortization                                    -         426,618
      Settlement of liabilities                                        -     (    50,787)
      Effect of foreign currency adjustments                 (     1,154)         69,722
      Stock issued for expenses                                        -          15,500
      Other                                                            -           4,336
      Changes in assets and liabilities:
         Accounts receivable                                           -     (    18,368)
         Inventory                                                     -          23,049
         Prepaid expenses                                    (        11)         39,196
         Accounts payable and accrued expenses                    29,498         110,017
                                                             -----------      -----------

     NET CASH USED IN OPERATING ACTIVITIES                   (    72,623)    (   652,084)
                                                             -----------      -----------

INVESTING ACTIVITIES
     Proceeds from sale of fixed assets                                -           7,450
     Purchases of fixed assets                                         -     (     4,963)
                                                             -----------      -----------

     NET CASH PROVIDED BY INVESTING ACTIVITIES                         -           2,487
                                                             -----------      -----------

FINANCING ACTIVITIES
   Proceeds from sales of common stock                            64,227         428,489
   Increase in bank overdraft                                          -          60,024
   Payments of note payable                                  (    14,901)    (     5,244)
   Proceeds from notes payable                                    47,516               -
   Payment of capitalized lease obligations                            -     (    20,980)
                                                             -----------      -----------

     NET CASH PROVIDED BY
         FINANCING ACTIVITIES                                     96,842         462,289
                                                             -----------      -----------

     INCREASE (DECREASE) IN CASH                                  24,219     (   187,308)

CASH - beginning of Period                                             -         201,196
                                                             -----------      -----------

CASH - end of Period                                         $    24,219      $   13,888
                                                             ===========      ===========

                 See notes to consolidated financial statements
                                       -5-

                     SKYNET TELEMATICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. NATURE OF OPERATIONS

Skynet Telematics, Inc. (Company), through its subsidiaries, was in the business of developing, marketing, licensing, and monitoring tracking and anti-theft systems for automobiles and trucks through December 28, 2001. The Company has been inactive thereafter.

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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto, included in Form 10-KSB of Skynet Telematics Inc. and Subsidiaries, as of and for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

         After the "world changing" events of September 11, 2001, the Company found it impossible to raise capital to support the operations of its subsidiaries. Also, the operations had not provided sufficient cash flow to continue such operations. As a result, Skynet wrote-off substantially all the assets and then sold all of its operating subsidiaries on December 28, 2001 and is currently inactive. Since 2001, management has been seeking new business opportunities and intends to maintain its public company status.

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

                             RESULTS OF OPERATIONS

                        CONSOLIDATED RESULT OF OPERATIONS





                               Three months ended
                                    March 31,
                                  2002             2001            CHANGE             %
                                  ----             ----            ------             -

NET SALES                             -           89,047          (89,047)         (100%)

COST OF SALES                         -         (207,136)         207,136          (100%)

GROSS LOSS                            -         (118,089)         118,089          (100%)

DEPRECIATION AND AMORTIZATION         -         (428,874)         428,874          (100%)

RESEARCH AND DEVELOPMENT              -          (39,641)          39,641          (100%)

GENERAL AND ADMINISTRATIVE      (93,157)        (732,014)         638,857           (87%)

INTEREST EXPENSE-NET             (7,799)          (3,536)          (4,263)          121%

SETTLEMENT OF LIABILITIES             -           50,787          (50,787)         (100%)

TOTAL EXPENSES                 (100,956)      (1,153,278)       1,052,322           (91%)

NET LOSS                       (100,956)      (1,271,367)       1,170,411           (92%)




The above table represents an analysis of the increases and decreases of the components of consolidated results of operations as derived from the Company's consolidated statement of operations for the three months ended March 31, 2002 and 2001. In general, 2002 is not comparable to 2001 because the Company disposed of its subsidiaries at the end of 2001 and is no longer active.

Net Sales

As the Company was not active in 2002, there were no sales.

Depreciation and Amortization

The Company has no fixed assets and consequently there is no charge for depreciation or amortization.

Research and Development

Research and development, formerly undertaken by the Company's subsidiaries, has ceased.

General and Administrative Expenses

General and administrative expenses have reduced substantially with the disposal of the subsidiary companies. Professional and consultancy fees are the most significant components of general and administrative.

Interest Expense

Interest expense rose in 2002 due to the Company's increased borrowing requirements.

Settlements of Liabilities

Settlements of liabilities in 2001 include continued settlements with certain of the Shareholders of SSCC.

Net Loss

Consolidated net loss has decreased due to the disposal of the loss making subsidiaries at the end of 2001.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2002, the Company raised $64,227, net of expenses, as compared to $428,489 during the first quarter of 2001, from private sales of shares of its common stock, which have been the Company's primary source of the Company's funding of operations for the Company and its subsidiaries. The Company does not have any significant capital commitments; however, it is committed to maintain its public company status and to seek new business ventures, with the major expense items consisting of professional and consultancy fees. For the three months ended March 31, 2002, the Company's operating activities used cash of $71,469 as compared to $721,806 in 2001.

The Company is now effectively a "shell" company with substantial carried forward losses. The directors intend to seek and enter into a new business for the Company, as soon as all 10-QSB and 10-KSB filings are up to date. Such activities will require additional funds although there can be no assurance that the Company will be able to obtain the capital needed to implement this strategy.

At the present time, the Company is not generating any revenue and cannot support the expenses of its operations. The Company intends to raise additional capital to fund such operations until a new business is procured and its revenues are sufficient to support all of the costs and expenses of its operations. The Company will remain dependent upon infusions of capital from investors and/or loans from its shareholders until such time. There can be no assurance that the Company can continue to raise capital from the sale of its securities.

Seasonality

The Company does not deem its operations to be seasonal and any effect would be immaterial.

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

                                PART II

                                Other Information

Item 1.  Legal proceedings:  None

Item 2.  Changes in Securities:

During the first quarter of 2002, the Company sold 1,591,991 shares of common stock at prices between $0.015 and $0.065, per share, for aggregate proceeds of $64,227, net of commissions of $3,417. These shares were sold to a total of 27 non U.S. persons, pursuant to Regulation S under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:  None

Item 5.  Other Information:  Resignation of directors

As the Company has been inactive for a prolonged period, the following directors resigned on February 26, 2004: Stuart Langston Lord Montagu of Beaulieu James Ryall Valthor Stefansson There were no disagreements with any of the above.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits - None

(b)     Reports on Form 8-K:  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Skynet Telematics, Inc.


Dated:   May 12, 2004                           By: /s/ Tomas George Wilmot
                                                ------------------------------
                                                Tomas George Wilmot, President