Form 10QSB
period 2002-06-30
SKYNET TELEMATICS INC
filed 2004-05-17
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2002.

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

                         Commission File No. 33-55254-39

                             SKYNET TELEMATICS, INC.
        (Exact name of Small Business Issuer as specified in its charter)


                                NEVADA 87-0485315
                                -----------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                Administration Centre, Buckhurst, Westwood Lane,
                      Normandy, Guildford, England GU3 2JE
                      ------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code: 44 1483 813678

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [] Yes [X] No


The number of shares outstanding of the issuer's common stock, $.001 par value, per share, as of December 31, 2003, was 104,680,121 shares.


Transitional Small Business Disclosure Format (check one):  Yes      No  X

                             SKYNET TELEMATICS, INC.

                          FORM 10-QSB FOR QUARTER ENDED
                                  JUNE 30, 2002

                                      INDEX

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

             Item 1    Consolidated Financial Statements

             Balance Sheet as of June 30, 2002                                3

             Statements of Operations and Comprehensive Income for
               the three months and six months ended June 30, 2002 and 2001   4

             Statements of Cash Flows for the six months ended
                          June 30, 2002 and 2001                              5

             Notes to Consolidated Financial Statements                       6

             Item 2    Management's Discussion and Analysis                   7

PART II - OTHER INFORMATION

             Item 1    Legal Proceedings                                     11

             Item 2    Changes in Securities                                 11

             Item 3    Defaults Upon Senior Securities                       11

             Item 4    Submission of Matters to a Vote of Security Holders   11

             Item 5    Other Information                                     11

             Item 6    Exhibits and Reports on Form 8-K                      11

SIGNATURES                                                                   12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                    SKYNET TELEMATICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                  (UNAUDITED)

                                           ASSETS

CURRENT ASSETS
Cash in bank                                                                                       $35,192
Prepaid expenses and other current assets                                                           16,239
                                                                                                    ------

             TOTAL ASSETS                                                                          $51,431
                                                                                                   =======

                           LIABILITIES & STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses                                                             $173,218
Loans payable - officer                                                                            253,232
                                                                                                   -------

             TOTAL CURRENT LIABILITIES                                                             426,450

Loans payable                                                                                       33,453
                                                                                                    ------

             TOTAL LIABILITIES                                                                     459,903
                                                                                                   -------

STOCKHOLDERS' (DEFICIT)
Preferred stock - $.001 par value; authorized: 20,000,000 shares;
issued and outstanding: none
Common stock -        $.001 par value; authorized: 75,000,000 shares;
issued and outstanding: 82,045,776 shares                                                           82,046
Additional paid-in capital                                                                      18,081,487
Accumulated deficit                                                                            (18,572,005)
                                                                                                ----------

             TOTAL STOCKHOLDERS' (DEFICIT)                                                        (408,472)
                                                                                                ----------

             TOTAL LIABILITIES AND
                    STOCKHOLDERS' (DEFICIT)                                                        $51,431
                                                                                                   =======

                 See notes to consolidated financial statements

                    SKYNET TELEMATICS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                      For the three months                     For the six months
                                                         ended June 30,                          ended June 30,

                                                    2002                2001                2002                2001
                                                    ----                ----                ----                ----

Sales                                           $         -              $84,710         $       -              $173,757
Cost of sales                                             -             (209,471)                -              (416,607)
                                                -----------            ---------       -----------             ---------

           GROSS LOSS                                     -             (124,761)                -              (242,850)

Depreciation and amortization                             -             (407,608)                -              (836,482)
Research and development                                  -              (46,079)                -               (85,720)
General and administrative expenses                (149,024)            (617,048)         (242,181)           (1,349,062)
Interest expense - net                               (7,579)              (5,031)          (15,378)               (8,567)
Settlement of liabilities                                 -                    -                 -                50,787
                                               ------------          -----------      ------------               ------

NET LOSS                                           (156,603)          (1,200,527)         (257,559)          (2,471,894)

Foreign currency translation adjustments                (83)               4,778            (1,237)             (54,500)
                                                    --------               -----            -------            --------

           TOTAL COMPREHENSIVE LOSS               $(156,686)        $ (1,195,749)        $(258,796)        $ (2,526,394)
                                                  ==========        ============         ==========        ============

Basic net loss per common share                      $(.002)              $(.036)           $(.004)              $(.076)
                                                     =======             =======            =======              =======

Weighted average number of common shares         64,789,688           33,287,334        62,900,500           32,391,858
                                                 ==========           ==========        ==========           ==========

                 See notes to consolidated financial statements

                    SKYNET TELEMATICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            For the six months,
                                                                                Ended June 30,

                                                                         2002                  2001
                                                                         ----                  ----

OPERATING ACTIVITIES
Net loss                                                                 $(257,559)          $(2,471,894)
Adjustments to reconcile net loss to cash
used in operating activities
Depreciation and amortization                                                    -               834,226
Settlement of liabilities                                                        -               (50,787)
Stock issued for expenses                                                  120,360                79,500
Minority interests                                                               -                (8,460)
Effect of foreign currency adjustments                                     (1,237)               111,797
Other                                                                            -                17,350
Changes in assets and liabilities:
             Accounts receivable                                                 -               (31,116)
             Inventory                                                           -               (88,371)
             Prepaid expenses and other current assets                     (16,239)               43,528
             Accounts payable and accrued expenses                          16,362               375,495
                                                                            ------               -------

NET CASH USED IN OPERATING ACTIVITIES                                     (138,313)           (1,188,732)

INVESTING ACTIVITIES
Proceeds from sale of fixed assets                                               -                 7,450
Purchases of fixed assets                                                        -                (4,963)
                                                                         ---------                -------

NET CASH USED IN INVESTING ACTIVITIES                                            -                 2,487
                                                                         ---------                 -----

FINANCING ACTIVITIES
Proceeds from sales of common stock                                        292,473               497,086
Proceeds from sales of minority interests                                        -                 8,460
Proceeds from notes payable                                                      -               396,668
Increase in bank overdraft                                                       -               152,050
Payments of capitalized lease obligations                                        -               (40,388)
Payments of notes payable - officers                                      (104,067)                    -
Payments of notes payable                                                  (14,901)                    -
                                                                          --------            ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  173,505             1,013,876
                                                                           -------             ---------


INCREASE (DECREASE) IN CASH                                                 35,192              (172,369)

CASH - beginning of Period                                                       -               201,196
                                                                       -----------               -------

CASH - end of Period                                                       $35,192               $28,827
                                                                           =======               =======

                 See notes to consolidated financial statements

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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto, included in Form 10-KSB of Skynet Telematics, Inc. and Subsidiaries, as of and for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

                              RESULTS OF OPERATIONS

                        CONSOLIDATED RESULT OF OPERATIONS

                                                                Six months ended
                                                                    June 30,

                                           2002                 2001                CHANGE                  %
                                           ----                 ----                ------                  -

NET SALES                               $          -             $173,757           $(173,757)        (100%)

COST OF SALES                                      -            (416,607)             416,607         (100%)

GROSS LOSS                                         -            (242,850)             242,850         (100%)

DEPRECIATION AND AMORTIZATION                      -            (836,482)             836,482         (100%)

RESEARCH AND DEVELOPMENT                           -             (85,720)              85,720         (100%)

GENERAL AND ADMINISTRATIVE                  (242,181)         (1,349,062)           1,106,881          (82%)

INTEREST EXPENSE-NET                         (15,378)             (8,567)              (6,811)           80%

SETTLEMENT OF LIABILITIES                          -               50,787             (50,787)        (100%)

NET LOSS                                    (257,559)         (2,471,894)           2,214,335          (90%)

                                                                Three months ended
                                                                     June 30,

                                           2002                 2001                CHANGE                   %
                                           ----                 ----                ------                   -

NET SALES                                $         -              $84,710            $(84,710)        (100%)

COST OF SALES                                      -            (209,471)             209,471         (100%)

GROSS LOSS                                         -            (124,761)             124,761         (100%)

DEPRECIATION AND AMORTIZATION                      -            (407,608)             407,608         (100%)

RESEARCH AND DEVELOPMENT                           -             (46,079)              46,079         (100%)

GENERAL AND ADMINISTRATIVE                  (149,024)           (617,048)             468,024          (76%)

INTEREST EXPENSE-NET                          (7,579)             (5,031)             (2,548)            51%

NET LOSS                                    (156,603)         (1,200,527)           1,043,924          (87%)

The above tables represent an analysis of the increases and decreases of the components of consolidated results of operations as derived from the Company's consolidated statement of operations for the six and three months ended June 30, 2002 and 2001. In general, 2002 is not comparable to 2001 because the Company disposed of its subsidiaries at the end of 2001 and is no longer active.

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

Interest Expense

Interest expense rose in 2002 due to the Company's increased borrowings.

Settlements of Liabilities

Settlements of liabilities in 2001 include continued settlements with certain of the Shareholders of SSCC.

Net Loss

Consolidated net loss has decreased due to the disposal of the loss making subsidiaries at the end of 2001.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2002, the Company raised $292,473, net of expenses, as compared to $497,086 during the first half of 2001, from private sales of shares of its common stock, which have been the Company's primary source of the Company's funding of operations for the Company and its subsidiaries. The Company does not have any significant capital commitments; however, it is committed to maintain its public company status and to seek new business ventures, with the major expense item being consultancy fees. For the six months ended June 30, 2002, the Company's operating activities used cash of $137,076 as compared to $1,300,529 in 2001.

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

                                     PART II

                                Other Information

Item 1.  Legal proceedings: None

Item 2.  Changes in Securities: Sales of Securities to offshore investors

During the second quarter of 2002, the Company sold 8,752,576 shares of common stock at prices between $0.01 and $0.12 per share, for aggregate proceeds of $228,246. These shares were sold to a total of 27 non- U.S. persons, pursuant to Regulation S under the Securities Act of 1933.

During the second quarter of 2002, the Company issued 12,014,400 shares of common stock at prices between $0.01 and $0.025 per share, in payment of expenses of $120,360, to a total of 4 non- U.S. persons, pursuant to Regulation S under the Securities Act of 1933.

There were no underwriters for any of the above offerings.

Item 3.  Defaults Upon Senior Securities: None

Item 4.  Submission of Matters to a Vote of Security Holders: None

Item 5.  Other Information: None

Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits: Exhibit 32.1 CEO and CFO Certifications

              (b) Reports on Form 8-K: None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Skynet Telematics, Inc.

Dated:     _May 13, 2004_              By: /s/ Tomas George Wilmot
            ------------               ---------------------------

                                       Tomas George Wilmot, President

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Tomas George Wilmot, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Skynet Telematics, Inc. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Skynet Telematics, Inc.


                              By:/s/ Tomas George Wilmot
                                 --------------------------------
                                 Name: Tomas George Wilmot
                                 Title:   Chief Executive Officer

                              Date: May 13, 2004


I, Mark Dingley, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Skynet Telematics, Inc. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Skynet Telematics, Inc.

                               By: /s/ Mark Dingley
                               --------------------------------
                               Name: Mark Dingley
                               Title:   Chief Financial Officer

                               Date: May 13, 2004