Form 10QSB
period 2002-09-30
SKYNET TELEMATICS INC
filed 2004-05-17
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2002.

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

                 Administration Centre, Buckhurst, Westwood Lane
                      Normandy, Guildford, England GU3 2JE
                    (Address of principal executive offices)

                               011 44 1483 813678
                           (Issuer's telephone number)

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]


The number of shares outstanding of the issuer's common stock, $.001 par value, as of December 31, 2003, were 104,680,121 shares.


Transitional Small Business Disclosure Format: Yes    No X

                             SKYNET TELEMATICS, INC.

                          FORM 10-QSB FOR QUARTER ENDED
                               SEPTEMBER 30, 2002

                                      INDEX

PART I - FINANCIAL INFORMATION                                           Page

           Item 1    Consolidated Financial Statements

           Balance Sheet as of September 30, 2002                           3

           Statements of Operations and Comprehensive Income for
             the three months and nine months ended
             September 30, 2002 and 2001                                    4

           Statements of Cash Flows for the nine months ended
                     September 30, 2002 and 2001                            5

           Notes to Consolidated Financial Statements                       6

           Item 2    Management's Discussion and Analysis                   7
           Item 3    Controls and Procedures                                7


PART II - OTHER INFORMATION

           Item 1    Legal Proceedings                                     11

           Item 2    Changes in Securities                                 11

           Item 3    Defaults Upon Senior Securities                       11

           Item 4    Submission of Matters to a Vote of Security Holders   11

           Item 5    Other Information                                     11

           Item 6    Exhibits and Reports on Form 8-K                      11

SIGNATURES                                                                 11

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                    SKYNET TELEMATICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
Cash in bank                                                                           $28,875
Loans receivable                                                                        18,600
Prepaid expenses and other current assets                                                9,132
                                                                                         -----

              TOTAL CURRENT ASSETS                                                      56,607

Investments                                                                             50,000
                                                                                        ------

              TOTAL ASSETS                                                            $106,607
                                                                                      ========

                      LIABILITIES & STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses                                                 $172,946
Loans payable - officer                                                                 77,669
                                                                                        ------

              TOTAL CURRENT LIABILITIES                                                250,615

Loans payable                                                                           33,453
                                                                                        ------

              TOTAL LIABILITIES                                                        284,068
                                                                                       -------

STOCKHOLDERS' (DEFICIT)
Preferred stock - $.001 par value; authorized: 20,000,000 shares;
issued and outstanding: none
Common stock - $.001 par value; authorized: 75,000,000 shares;
issued and outstanding: 93,168,282 shares                                               93,169
Additional paid-in capital                                                          18,663,434
Accumulated deficit                                                                (18,934,064)
                                                                                   ------------

              TOTAL STOCKHOLDERS' (DEFICIT)                                           (177,461)
                                                                                   ------------

              TOTAL LIABILITIES AND
                     STOCKHOLDERS' (DEFICIT)                                          $106,607
                                                                                      ========

                 See notes to consolidated financial statements

                    SKYNET TELEMATICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                              Three months                           Nine months
                                                           Ended September 30,                   Ended September 30,

                                                            2002            2001                  2002               2001
                                                            ----            ----                  ----               ----

Net sales                                              $         -          $57,050          $         -           $ 230,807
Cost of sales                                                    -         (130,179)                   -            (546,786)
                                                        ----------         ---------         -----------           ---------

          GROSS LOSS                                             -          (73,129)                   -            (315,979)

Depreciation and amortization                                    -         (404,870)                   -          (1,241,352)
Research and development                                         -          (33,961)                   -            (119,681)
General and administrative expenses                       (279,665)        (544,278)            (521,846)         (1,893,340)
Interest expense - net                                      (1,942)         (12,411)             (17,320)            (20,978)
Loss on disposal of investments                            (81,375)               -              (81,375)                  -
Settlement of liabilities                                        -                -                    -              50,787
                                                        ----------       ----------         ------------              ------

          NET LOSS                                        (362,982)      (1,068,649)            (620,541)         (3,540,543)

Foreign currency translation adjustments                       923          (35,770)                (314)            (90,270)
                                                               ---         --------                -----            --------

          TOTAL COMPREHENSIVE LOSS                       ($362,059)     ($1,104,419)           ($620,855)        ($3,630,813)
                                                         ==========     ============           ==========        ============

Basic net loss per common share                             ($.004)          ($.031)              ($.009)             ($.107)
                                                            =======          =======              =======             =======

Weighted average number of common shares                89,520,836       34,665,015           71,871,455           33,103,775
                                                        ==========       ==========           ==========           ==========

                 See notes to consolidated financial statements

                    SKYNET TELEMATICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Nine months,
                                                                                            Ended September 30,

                                                                                         2002                2001
                                                                                         ----                ----

OPERATING ACTIVITIES
Net loss                                                                              ($620,541)          ($3,540,543)
Adjustments to reconcile net loss to cash
used in operating activities
Depreciation and amortization                                                                 -             1,239,096
Stock issued for expenses                                                               120,360                79,500
Loss on disposal of investments                                                          81,375                     -
Settlement of liabilities                                                                     -               (50,787)
Minority interests                                                                            -                (8,460)
Effect of foreign currency adjustments                                                     (314)              (21,779)
Other                                                                                         -                35,552
Changes in assets and liabilities:
Accounts receivable                                                                           -               (40,677)
Inventory                                                                                     -               (81,643)
Prepaid expenses and other current assets                                                (9,132)               22,630
Accounts payable and accrued expenses                                                    16,090               669,515
                                                                                         ------               -------

NET CASH USED IN OPERATING ACTIVITIES                                                  (412,162)           (1,697,596)
                                                                                       ---------           -----------

INVESTING ACTIVITIES
Proceeds from sale of investments                                                        15,500                     -
Purchases of investments                                                               (146,875)                    -
Loans extended                                                                          (18,600)                    -
Proceeds from sale of fixed assets                                                            -                 7,450
Purchases of fixed assets                                                                     -               (78,731)
                                                                                    -----------               --------

NET CASH USED IN INVESTING ACTIVITIES                                                  (149,975)              (71,281)
                                                                                       ---------              --------

FINANCING ACTIVITIES
Proceeds from sales of common stock                                                     885,543               767,700
Proceeds from sales of minority interests                                                     -                 8,460
Proceeds from notes payable                                                                   -               703,168
Increase in bank overdraft                                                                    -               145,815
Payments of capitalized lease obligations                                                     -               (41,595)
Payments of notes payable - officers                                                   (279,630)                    -
Payments of notes payable                                                               (14,901)                    -
                                                                                        --------           ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                               591,012             1,583,548
                                                                                        -------             ---------


INCREASE IN CASH                                                                         28,875              (185,329)

CASH - beginning of period                                                                    -               201,196
                                                                                    -----------               -------

CASH - end of period                                                                    $28,875               $15,867
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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto, included in Form 10-KSB of Skynet Telematics, Inc., as of and for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

4.   INVESTMENTS AND LOANS RECEIVABLE

In August 2002, the Company purchased 66,000 ordinary shares in Memphis Limited, a company registered in England, for $50,000. During September 2002, the Company advanced $18,600 to Memphis Limited by way of an interest free loan, which is repayable on demand.

In August 2002, the Company purchased 500,000 ordinary shares in Transad Limited, a company registered in England, for $96,875. These shares were sold in September 2002 for $15,500, creating a loss of $81,375.

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

ITEM  3. CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Tomas George Wilmot and Chief Financial Officer, Mr. Mark Dingley. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                              RESULTS OF OPERATIONS

                        CONSOLIDATED RESULT OF OPERATIONS

                                                                     Three Months Ended September 30,

                                                    2002                 2001                 CHANGE                %
                                                    ----                 ----                 ------               --

NET SALES                                          $     -              $57,050             $(57,050)             (100%)

COST OF SALES                                            -             (130,179)              130,179             (100%)

GROSS LOSS                                               -              (73,129)               73,129             (100%)

DEPRECIATION AND AMORTIZATION                            -             (404,870)              404,870             (100%)

RESEARCH AND DEVELOPMENT                                 -              (33,961)               33,961             (100%)

GENERAL AND ADMINISTRATIVE                       (279,665)             (544,278)              264,613              (49%)

INTEREST EXPENSE-NET                               (1,942)              (12,411)               10,469              (84%)

DISPOSAL OF INVESTMENTS                           (81,375)                   -               (81,375)

NET LOSS                                         (362,982)           (1,068,649)              705,667              (66%)

                                                                     Nine Months Ended September 30,

                                                   2002                  2001                 CHANGE               %
                                                   ----                  ----                 ------               -

NET SALES                                         $      -             $230,807           ($230,807)              (100%)

COST OF SALES                                            -             (546,786)              546,786             (100%)

GROSS LOSS                                               -             (315,979)              315,979             (100%)

DEPRECIATION AND AMORTIZATION                            -           (1,241,352)            1,241,352             (100%)

RESEARCH AND DEVELOPMENT                                 -             (119,681)              119,681             (100%)

GENERAL AND ADMINISTRATIVE                       (521,846)           (1,893,340)            1,371,494              (72%)

INTEREST EXPENSE-NET                              (17,320)              (20,978)               3,658               (17%)

DISPOSAL OF INVESTMENTS                           (81,375)                   -               (81,375)

SETTLEMENT OF LIABILITIES                                -               50,787              (50,787)             (100%)

NET LOSS                                         (620,541)           (3,540,543)            2,920,002              (82%)

The above tables represent an analysis of the increases and decreases of the components of consolidated results of operations as derived from the Company's consolidated statement of operations for the three and nine months ended September 30, 2002 and 2001. In general, 2002 is not comparable to 2001 because the Company disposed of its subsidiaries at the end of 2001 and is no longer active.

Net Sales

As the Company was not active in 2002, there were no sales.

Depreciation and Amortization

The Company has no fixed assets and consequently there is no charge for depreciation or amortization.

Research and Development

Research and development, formerly undertaken by the Company's subsidiaries, has ceased.

General and Administrative Expenses

General and administrative expenses have reduced substantially with the disposal of the subsidiary companies. Consultancy fees is the most significant component of general and administrative.

Interest Expense

Interest expense fell in 2002 due to the Company's reduced borrowings.

Settlements of Liabilities

Settlements of liabilities in 2001 include continued settlements with certain of the Shareholders of SSCC.

Net Loss

Consolidated net loss has decreased due to the disposal of the loss making subsidiaries at the end of 2001.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2002, the Company raised $885,543, net of expenses, as compared to $767,700 for the nine months ended September 30, 2001, from private sales of shares of its common stock, which have been the Company's primary source of funding of operations for the Company and its subsidiaries. The Company does not have any significant capital commitments; however, it is committed to maintain its public company status and to seek new business ventures, with the major expense item being consultancy fees. For the nine months ended September 30, 2002, the Company's operating activities used cash of $411,848 as compared to $1,675,817 in 2001.

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

                                     PART II

                                Other Information

Item 1.  Legal proceedings: None

Item 2.  Changes in Securities: Sales of Securities to offshore investors

During the third quarter of 2002, the Company sold 11,122,506 shares of common stock at prices between $0.02 and $0.12 per share, for aggregate proceeds of $593,070, net of commission of $666. These shares were sold to a total of 107 non U.S. persons, pursuant to Regulation S under the Securities Act of 1933.

There were no underwriters for any of the above offerings.

Item 3.  Defaults Upon Senior Securities: None

Item 4.  Submission of Matters to a Vote of Security Holders: None

Item 5.  Other Information: None

Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits:
               Exhibit 31.1 CEO  Certification
               Exhibit 31.2 CFO Certification
               Exhibit 32.1 CEO and CFO Certifications

           (b) Reports on Form 8-K: None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Skynet Telematics, Inc.

Dated:          May 13, 2004            By: /s/ Tomas George Wilmot
                ------------            ---------------------------
                                        Tomas George Wilmot, President

                               CERTIFICATION 31.1

I, Tomas George Wilmot, Chief Executive Officer of Skynet Telematics, Inc. (the "Registrant"),certify that;

(1) I have reviewed this quarterly report on Form 10-QSB of Skynet Telematics, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   May 13 ,  2004                 /s/ Tomas George Wilmot
                                       -----------------------------------
                                         Tomas George Wilmot
                                             Chief Executive Officer

                               CERTIFICATION 31.2

I, Mark Dingley, Chief Financial Officer of Skynet Telematics, Inc.(the "Registrant"), certify that;

(1) I have reviewed this quarterly report on Form 10-QSB of Skynet Telematics, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   May  13 ,  2004      /s/ Mark Dingley
                                   -----------------------------------
                                   Mark Dingley
                                   Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Tomas George Wilmot, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Skynet Telematics, Inc. for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Skynet Telematics, Inc.


                                       By:      /s/ Tomas George Wilmot
                                                --------------------------------

                                       Name:    Tomas George Wilmot

                                       Title:   Chief Executive Officer

                                       Date:    May 13, 2004


I, Mark Dingley, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Skynet Telematics, Inc. for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Skynet Telematics, Inc.

                                       By:      /s/ Mark Dingley
                                                --------------------------------

                                       Name:    Mark Dingley

                                       Title:   Chief Financial Officer

                                       Date:    May 13, 2004