Form 10KSB
period 2002-12-31
SKYNET TELEMATICS INC
filed 2007-05-18
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                       Commission file number:  33-55254-39

                             Skynet Telematics, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                   Nevada                         87-0485315
      ----------------------------------   --------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)


  Administration Centre,
  Buckhurst, Westwood Lane
  Normandy, Guildford, England                      GU3 2JE

   --------------------------------------------------------------------
                (Address of principal executive offices)

                            011 44 1483 894900
                       ---------------------------
                       (Issuer's telephone number)


Securities registered under Section 12(g) of the Securities Exchange Act of 1934: None; report is filed pursuant to Section 15D.

Title of each class                    Name of each exchange on which
                                       registered
-------------------                    ------------------------------
None                                   None

                          Common Stock, par value $0.001
                          ------------------------------
                                 (Title of class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)           Yes [ ]     No [X]

State the issuer's income for its most recent fiscal year (ending December 31,
2002):  $0

The aggregate market value of the 70,780,884 shares of voting stock held by non-affiliates of the Registrant, computed by reference to the closing price at which the stock was sold on December 31, 2002, of $.01 per share, was $707,808.


Transitional Small Business Disclosure Format (Check one):

                                            Yes [ ]     No [X]

Number of shares of common stock outstanding as of December 31, 2002:
100,159,282 shares common stock

Number of shares of preferred stock outstanding as of December 31, 2002:  None

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................12
    Item 3.  Legal Proceedings.............................................12
    Item 4.  Submission of Matters to a Vote of Security Holders...........12

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......13
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....14
    Item 7.  Financial Statements..........................................17
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................18
    Item 8a. Controls and Procedures.......................................18


PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................19
    Item 10. Executive Compensation........................................20
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................23
    Item 12. Certain Relationships and Related Transactions................24
    Item 13. Exhibits and Reports on Form 8-K..............................24
    Item 14. Principal Accountant Fees and Services........................26


SIGNATURES   ..............................................................27

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.


                                 PART I

ITEM 1. DESCRIPTION OF BUSINESS

         Skynet Telematics, Inc. ("Company"), was incorporated under the laws of Nevada on March 14, 1990 under the name Peripheral Connections, Inc. The name was changed to Skynet Telematics, Inc. in 1998 and to Skynet Telematics.com, Inc. in 2000. The name was changed back to Skynet Telematics, Inc. in 2002.

         Prior to December 28, 2001, the Company conducted its operations through Netking Limited, a United Kingdom entity,then 100% owned by the Company ("Netking"), and Skamp International Limited, a United Kingdom entity then 53% owned by the Company ("Skamp International"). On December 28, 2001, the Company sold its entire holding of stock in Netking Limited and Skamp International. Accordingly, as of December 31, 2001, the Company had no significant operations nor did it hold any significant assets. Skamp International disposed of its 90% stockholding in Skamp sro, a Slovakian company,on January 10, 2001. Netking had no significant operations other than the holding of all of the stock of Skynet Telematics Limited, a United Kingdom entity ("Skynet").

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

                              Products and Services

                                      Skamp

        The ComROAD Telematic products have a global transport telematic system ("GTTS")that combines GPS and GSM technologies with an internet protocol. These products are aimed at the fleet management market. The GTTS system consists of in-vehicle computers based on an open telematic platform compatible with the operating systems of EUROS, Windows 98/Windows CE (auto PC), Linux and QNX. Skynet reconfigured the ComROAD products to include car security and vehicle information management and sells the resulting products under the Skamp names.

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

                            Skamp Pro-Active Tracking

         Skamp Pro-Active Tracking is a fleet management pro-active tracking safety and security device with telecommunication capability.In addition to the Skamp Gateway functions, Skamp Pro-Active Tracking will report an alarm status to the appropriate monitoring station, which will be able to remotely, immobilize the vehicle and activate any of the connected vehicle outputs, such as the hazard lights and horn. Skamp Pro-Active Tracking has the same options offered as the Skamp Gateway product.

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


                           Monitoring Service Centers

               The monitoring service centers in London, England and Banska Bystrica, Slovakia were technologically sophisticated central information and service centers to handle the customers' needs, such as vehicle and fleet monitoring,emergency service liaison, satellite mapping and navigation, traffic condition information, tracking, remote immobilization, emergency assistance, concierge service and Internet access. The monitoring service centers were open and available 24 hours a day, 365 days a year.


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

         Skynet's marketing efforts were directed by its sales manager. Each sales person was focused on a specific target market or markets. In addition to its internal sales force,Skynet marketed its products through business partners and strategic alliances. Skynet utilized direct solicitation through its sales force and referrals from insurance companies and existing customers.Skynet also utilized selected advertising in trade journals and participates in selected trade shows.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the National Quotation Bureau, "Pink Sheets" under the symbol "SKYI". The following table sets forth the high and low bid prices of the Company's Common Stock as reported for the periods indicated. The prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                     High        Low       High        Low

Quarter                  2001                   2002
                         ----                   ----

First Quarter        $1.09       $0.25    $0.02      $0.01
Second Quarter       $0.37       $0.11    $0.02      $0.01
Third Quarter        $0.17       $0.07    $0.12      $0.01
Fourth Quarter       $0.11       $0.01    $0.02      $0.01

A limited market exists for the trading of the Company's common stock. During the year ending December 31, 2002, there has been limited trading activity in the Common Stock, however, there are no assurances this trading activity will continue in the future for the Common Stock.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) The Company did not repurchase any of its shares during the fiscal year covered by this report.

Holders
-------

The approximate number of holders of record of common stock as of January 19, 2006 was approximately 2,043.



         The Company has never paid any cash dividends on its Common Stock and has no present intention to do so. The Company intends to retain all of its earnings, if any, for use in its business.


Recent Sale of Unregistered Securities.

The Company is authorized to issue 500,000,000 shares of its $0.001 par value common stock and 20,000,000 shares of its $0.001 par value preferred stock.

During fiscal year 2002, the Company issued 28,148,073 shares of common stock for $1,267,043 in cash to non U.S. persons, pursuant to Regulation S and
Section 4(2) under the Securities Act of 1933. No commissions were incurred on these issuances of shares.

During fiscal year 2002, the Company issued 12,324,400 shares of common stock for services valued at $135,680, to non U.S. persons, pursuant to Regulation S and Section 4(2) under the Securities Act of 1933. No commissions were incurred on these issuances of shares.

As of December 31, 2002, there were 100,159,282 common shares issued and outstanding.

There have been no other issuances of common or preferred stock during 2002.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

         After the September 11, 2001 events, the Company found it impossible to raise capital to support the operations of its subsidiaries. Also, the operations have not provided sufficient cash flow to continue such operations. As a result, Skynet wrote-off substantially all the assets and then sold all of its operating subsidiaries on December 28, 2001 and is currently inactive. Since 2001, management has been seeking new business opportunities and intends to maintain its' public company status.

         Prior to the write-off and disposals, the Company, through its subsidiaries, developed,marketed, and distributed integrated modular automotive telematic systems and provided monitoring services to users of those products. Through its subsidiary Skynet, the Company distributed its own proprietary products and products developed and manufactured by third parties, generally ComROAD AG ("ComROAD") in a number of countries around the world.Skynet entered into a written distribution agreement with ComROAD in March 1999. Skynet developed its own software and hardware solutions to provide for customer specific requirements. These development projects were either patented or registered as intellectual property adding significant value to the project. Automotive telematic systems combine the technology for mobile phones (GSM), global positioning satellite systems (GPS) and Internet, to enable customers to identify the exact location and status information about automotive vehicles and to receive a variety of information through communication with the monitoring station. These devices could be used by businesses to manage fleets of vehicles of various kinds and by individuals for their automobiles for security purposes, emergencies and access to information available from the monitoring station. These devices were available with in-car vehicle computers operating with Windows CE, providing the user with an array of usage options as found on a personal digital assistant (PDA), including internet connections and e-mail capabilities.

         The following table represents an analysis of the increases and decreases of the components of consolidated results of operations as derived from the Company's consolidated financial statements.

         Net Sales

         During 2002, continual technical problems with the product resulted in no net sales of any products as compared to net sales of $248,937 for the fiscal year ending 2001.

         Cost of Sales

         Cost of sales and gross profit were not indicative of the amounts that would be attainable upon higher sales levels, but instead reflected the poor sales performance and the technical problems being encountered with the product. Purchases and salaries are the largest components of costs of sales.

         Depreciation and Amortization

         Depreciation and amortization for 2002 decreased to zero as compared to $455,646 in 2001 as a result of ceasing depreciation and amortization after the substantial write-off in February 2001 of the carrying value of the assets as a result of poor sales performance and sales of the subsidiaries.

           Research and Development

         Research and development expenses decreased to zero as compared to $129,475 in fiscal year 2001. The company ceased its research and development programs.

         General and Administrative Expenses

         General and administrative expenses decreased substantially as compared to 2001 as a result of cost cutting as the cash position of the Company worsened. Salaries and communication costs were the most significant components of general and administrative expenses. With the disposal of the subsidiaries, general and administrative expenses will be substantially reduced in 2003.

           Net Loss

         Consolidated net loss was $(887,971) for fiscal year 2002 as compared to $(3,837,473). The Company's operations were contracted and were then sold. The Company anticipates that the loss will be substantially reduced in 2003.



Financial Condition, Liquidity and Capital Resources

         As of December 31, 2002, the Company is inactive and will incur few costs. The Company intends to raise additional capital to fund future projects, although there can be no assurance that the Company can continue to raise capital from the sale of its securities.

Inflation

         The Company believes that the impact of inflation and changing prices on its operations since commencement of operations has been negligible.

Seasonality

         The Company does not deem its revenues to be seasonal and any effect would be immaterial.


ITEM 7. FINANCIAL STATEMENTS


                    SKYNET TELEMATICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

Independent Auditors' Report - December 31, 2001 and 2000................. F-1

Consolidated Balance Sheet - December 31, 2001............................ F-2

Consolidated Statement of Operations and
  Comprehensive Loss - Years Ended December 31, 2001 and 2000...........   F-3

Consolidated Statement of Stockholders' Equity (Deficit) - Years Ended
  December 31, 2001 and 2000.............................................. F-4-5

Consolidated Statement of Cash Flows - Years Ended
  December 31, 2001 and 2000.............................................  F-6

Notes to the Consolidated Financial Statement............................  F-7

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
       -------------------------------------------------------

To the Board of Directors
Skynet Telematics Inc.


We have audited the accompanying balance sheet of Skynet Telematics Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows from December 31, 2001, through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skynet Telematics Inc. as of December 31, 2002 and the results of its operations and its cash flows from December 31, 2001, through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. The negative equity is the result of this activity and has been financed from the equity raised to date. The negative working capital is a direct result of the inactivity of the Company as disclosed in the financial statements. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates Chartered
    Las Vegas, Nevada
    April 26, 2007

            2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                 (702) 253-7511 Fax (702) 253-7501

                SKYNET TELEMATICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
          (Expressed in US dollars, unless otherwise stated)
                  December 31, 2002 and December 31, 2001



Consolidated Balance Sheets


                                                Dec. 31, 2002  Dec. 31, 2001
                                                -------------  -------------
CURRENT ASSETS
Cash in bank                                    $     74,642   $          0
Prepaid expenses and other current assets              7,740              -

     TOTAL CURRENT ASSETS                             82,382              -

TOTAL ASSETS                                    $     82,382   $          -
                                                =============  =============

                    LIABILITIES & STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses                 17,929        156,856
Loans payable - officer                              107,968        357,299
Notes payable                                                        14,901
                                                -------------  -------------
     TOTAL CURRENT LIABILITIES                       125,897        529,056
Loans payable                                              0         33,453
                                                -------------  -------------
     TOTAL LIABILITIES                               125,897        562,509

STOCKHOLDERS' (DEFICIT)
Preferred stock - $.001 par value;
  authorized: 20,000,000 shares;
  issued and outstanding: none
Common stock - $.001 par value;
  authorized: 500,000,000 shares;
  issued and outstanding: 100,159,282
  in 2002 and 59,686,809 shares in 2001              100,160         59,687
Additional paid-in capital                        19,053,443     17,691,013
Accumulated deficit                              (19,197,118)   (18,313,209)

TOTAL STOCKHOLDERS' (DEFICIT)                        (43,515)      (562,509)

     TOTAL LIABILITIES AND
       STOCKHOLDERS' (DEFICIT)                  $     82,382   $          0
                                                =============  =============


  The accompanying notes are an integral part of these financial statements.

                  SKYNET TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                          AND COMPREHENSIVE INCOME
              (Expressed in US dollars, unless otherwise stated)



Consolidated Statements of Income and Comprehensive Income

                                                  Year-end       Year-end
                                                Dec. 31, 2002  Dec. 31, 2001
                                                -------------  -------------
Net sales                                       $          -   $    248,937
Cost of sales                                              -        669,501
                                                -------------  -------------
     GROSS LOSS                                            -       (420,564)

Depreciation and amortization                              -        455,646
Research and development                                   -        129,475
General and administrative expenses                  788,639      1,850,365
Interest expense - net                                16,974         49,307
Loss on disposal of investments                      142,484        991,363
Settlement of liabilities                            (60,126)       (50,787)
Minority Interests                                                   (8,460)
                                                -------------  -------------
     NET LOSS                                       (887,971)    (3,837,473)
Foreign currency translation adjustments               4,062        (62,811)
                                                -------------  -------------
TOTAL COMPREHENSIVE LOSS                        $   (883,909)  $ (3,900,284)
                                                -------------  -------------

Basic net loss per common share                 $      (0.01)  $      (0.11)
                                                =============  =============

Weighted average number of common shares          96,613,133     35,960,196
                                                =============  =============


  The accompanying notes are an integral part of these financial statements.

                  SKYNET TELEMATICS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              (Expressed in US dollars, unless otherwise stated)
                Years Ended December 31, 2002, 2001 and 2000



Consolidated Statement of Changes in Stockholders' Equity (Deficit)


                                                     Accumulated
       Common Stock       Additional                    Other       Total
   --------------------    Paid-in                   Comprehensive   Shs
     Shares     Amount     Capital        Deficit       Income      Equity
   ----------- -------- -------------- -------------- ---------- ------------
BALANCE -
JANUARY 1, 2000
    24,513,495 $ 24,514 $   11,642,153 $  (7,108,264) $   85,903 $ 4,644,306

Issuance of
common stock
for cash
(net of costs
of $1,354,096)
     5,280,722    5,281      4,007,944                             4,013,225

Issuance of
common stock
for expenses
        93,150       93        139,284                               139,377

Issuance of common
stock for
repayment of debt
       226,637      226        214,605                               214,831

Comprehensive loss
  Net loss                                (7,367,472)             (7,367,472)
  Foreign currency
   translation
   adjustments                                          (23,092)     (23,092)
   ----------- -------- -------------- -------------- ---------- ------------

BALANCE -
DECEMBER 31, 2000
    30,114,004   30,114     16,003,986   (14,475,736)    62,811    1,621,175







                  SKYNET TELEMATICS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              (Expressed in US dollars, unless otherwise stated)
                Years Ended December 31, 2002, 2001 and 2000


Issuance of
common stock
for cash (net of
costs of $469,462)
    24,347,033   24,347      1,071,069                             1,095,416

Issuance of
common stock
for expenses
     4,115,500    4,116        272,884                               277,000

Issuance of
common stock for
repayment of debt
     1,110,272    1,110       343,074                                344,184

Comprehensive loss
  Net loss
                                          (3,837,473)             (3,837,473)
  Foreign currency translation adjustments
                                                        (62,811)     (62,811)
   ----------- -------- -------------- -------------- ---------- ------------
BALANCE -
DECEMBER 31, 2001
    59,686,809 $ 59,687 $   17,691,013 $ (18,313,209) $    NONE  $  (562,509)

Issuance of
common stock
for cash
    28,148,073   28,149      1,238,894                              1,267,043

Issuance of
common stock
for expenses
    12,324,400   12,324        123,536                               135,680

Comprehensive loss
  Net loss                                  (883,909)               (883,909)
   ----------- -------- -------------- -------------- ---------- ------------

BALANCE -
DECEMBER 31, 2002
   100,159,282 $100,160 $   19,053,443 $ (19,197,118)            $   (43,515)
   =========== ======== ============== ============== ========== ============

  The accompanying notes are an integral part of these financial statements.

                  SKYNET TELEMATICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Expressed in US dollars, unless otherwise stated)


Consolidated Statements of Cash Flows

                                                   Year-end       Year-end
                                                Dec. 31, 2002  Dec. 31, 2001
                                                -------------  -------------

OPERATING ACTIVITIES
Net loss                                        $   (887,971)  $ (3,837,473)
Adjustments to reconcile net loss to cash
  used in operating activities
Depreciation and amortization                              -        455,646
Cancellation of debt re SSCC liability               (33,453)       991,363
Stock issued for expenses                            135,860        277,000
Bad debt expense                                           -         62,696
Loss on disposal of investments                      142,484
Settlement of liabilities                                  -         50,787
Minority interests                                         -         (8,460)
Effect of foreign currency adjustments                 4,062        (62,811)
Changes in assets and liabilities:
   Accounts receivable                                     -        (16,838)
   Inventory                                               -        (31,242)
   Prepaid expenses and other current assets          (7,740)        25,450
   Accounts payable and accrued expenses            (138,927)       168,913
                                                -------------  -------------

NET CASH USED IN OPERATING ACTIVITIES               (785,685)    (1,924,969)
                                                -------------  -------------

INVESTING ACTIVITIES
Proceeds from sale of investments                     81,081              -
Purchases of investments                            (176,705)             -
Loans extended                                       (46,860)             -
Purchases of fixed assets                                            (4,963)
                                                -------------  -------------

NET CASH USED IN INVESTING ACTIVITIES               (142,484)        (4,963)
                                                -------------  -------------

FINANCING ACTIVITIES
Proceeds from sales of common stock                1,267,043      1,095,416
Proceeds from sales of minority interests                  -          8,460
Proceeds from notes payable                         (249,331)       382,344
Increase in bank overdraft                                 -         72,471
Payments of capitalized lease obligations                  -        (43,077)
Payments of notes payable - officers                       -        213,122
Payments of notes payable                            (14,901)             -
                                                -------------  -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES          1,002,811      1,728,736
                                                -------------  -------------
INCREASE IN CASH                                      74,642       (201,196)

CASH - beginning of period                                 0        201,196
                                                -------------  -------------

CASH - end of period                            $     74,642   $          0
                                                ============   =============

Supplemental disclosures:
   Interest paid                                $     17,028   $          -
                                                ============   =============
   Income taxes paid                            $         -    $          -
                                                ============   =============




  The accompanying notes are an integral part of these financial statements.

                         Skynet Telematics, Inc.
                                 Notes

NOTE 1.   General Organization and Business

Skynet Telematics, Inc. ("the Company") was organized March 14, 1990 (Date of Inception) under the laws of the State of Nevada, as Skynet Telematics.com, Inc. In 2002, the Company changed its name from Skynet Telematics.com, Inc. to Skynet Telematics, Inc.

Skynet Telematics, Inc. was in the business of developing, marketing, licensing and monitoring tracking and anti-theft systems for automobiles and trucks through December 28, 2001. The Company has been inactive thereafter.

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


NOTE 2 - Significant accounting policies and procedures

The Company has current assets of $82,382 and $125,897 current liabilities as of December 31, 2002. The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.


Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
-------------------------

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

                         Skynet Telematics, Inc.
                                 Notes

Revenue recognition
-------------------

The Company recognizes revenue on an accrual basis as it invoices for services.

Foreign Currency Translation
----------------------------

The financial statements of the Company's foreign operations were measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date, through December 31, 2002. Revenues and expenses were translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments were recorded as a separate component of stockholders' equity. Upon the disposition of the foreign and subsidiaries, the cumulative profit foreign currency translation adjustment has been changed to operations.

Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.

Advertising Costs
-----------------

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the periods ended December 31, 2002.

Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets
-------------------------------

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

                         Skynet Telematics, Inc.
                                 Notes

In accordance with Statement of Financial Accounting Standards No. 123, "Impairment of Long-Lived Assets", the Company assessed the value of its capitalized software and intellectual properties, which consisted of intangible assets used in the products sold and licensing agreements costs (net of amortization) as of December 31, 2001 and determined that the amount should be written off in total as "Impairment Loss". The determination was made due to the Company abandoning its initial plan of operations and subsequent dormancy.

Dividends
---------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Income taxes
------------

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

                         Skynet Telematics, Inc.
                                 Notes

Recent pronouncements
---------------------

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees,
Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

Year-end
--------

The Company has selected December 31 as its year-end.

                         Skynet Telematics, Inc.
                                 Notes

NOTE 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. The negative equity is the result of this activity and has been financed from the equity raised to date. The negative working capital is a direct result of the inactivity of the Company as disclosed in the financial statements. If the financing does not provide sufficient capital, some of the Stockholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing, it would be unlikely for the Company to continue as a going concern.

NOTE 4 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

          U.S federal statutory rate        (34.0%)
          Valuation reserve                  34.0%
                                            ------
          Total                                 -%
                                            ======

The Company files a U.S. income tax return and the U.K. subsidiaries had filed U.K. income tax returns. Both the U.S. and U.K. income tax returns had net losses since inception and, as such, the Company has not been required to pay income taxes. As of December 31, 2002, the Company had net operating losses available to reduce future U.S. taxable income of approximately $19,197,118, expiring through 2021, which may be limited upon a charge of ownership.

                         Skynet Telematics, Inc.
                                 Notes
NOTE 5 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

As of December 31, 2002, the Company loaned $107,968 to an officer. This loan is still outstanding as of December 31, 2002.


NOTE 6 - Stockholders' Equity

The Company is authorized to issue 500,000,000 shares of its $0.001 par value common stock and 20,000,000 shares of its $0.001 par value preferred stock.

During fiscal year 2002, the Company issued 28,148,073 shares of common stock for $1,267,043 in cash.

During fiscal year 2002, the Company issued 12,324,400 shares of common stock for services valued at $135,680.

As of December 31, 2002, there were 100,159,282 common shares issued and outstanding.

There have been no other issuances of common or preferred stock.


NOTE 7 - Warrants and options

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

                         Skynet Telematics, Inc.
                                 Notes
As of December 31, 2002, no options were issued under the plan.

           Reserved shares

           As of December 31, 2002, the Company has reserved shares as follows:

                         Stock option plan                      2,533,200
                         Other options                          1,800,000 (a)
                         SSCC sellers (Note 6)                    118,333
                                                                ---------
                                                                4,451,533
                                                                =========

(a) Options to purchase 1,700,000 and 100,000 shares of common stock, exercisable at $1 and $2, per share, respectively, through July 2004. As of December 31, 2002, no shares under option have been exercised.


NOTE 8.  Employment Agreement

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

On or about November 1, 2002, the Company engaged the accounting firm of Most & Company, LLP as independent public accountants to audit the financial statements for the year ended December 31, 2001 and to replace the accounting firm of Most Horowitz & Company, LLP, which was the principal accountants for the year ended December 31, 2000, our most recent certified financial statements filed.

There were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not satisfactorily resolved, would have caused the predecessor to reference such matter in its auditors' report.

On or about April 29, 2004, the Company dismissed Most & Company, LLP, its independent accountant for fiscal 2001. On April 29, 2004, the Company appointed Smith & Company as new independent accountants for fiscal 2002.
The Company engaged the firm of Smith & Company as independent public accountants to audit the financial statements for the year ended December 31, 2002.

For the audit of the financial statements of registrant for the years ended December 31, 2000 and 2001, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which if not satisfactorily resolved would have caused Most & Company, LLP to reference such matter in its report. The accountants' reports for the year ended December 31, 2000 contained a qualified opinion in an explanatory paragraph stating that the financial statements have been prepared on a going concern basis.

On or about January 1, 2006, Smith & Company, the principal accountant for the Company changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with Smith & Company as principal accountant and engaged Child, Van Wagoner & Bradshaw, PLLC, as the Company's principal accountants for the Company's fiscal year ending December 31, 2002 and the interim periods for 2003.

Smith & Company had not issued a report on the Company's financial statements for either of the previous two fiscal years.

On or about April 16, 2007 the Company's Board of Directors dismissed
Child, Van Wagoner & Bradshaw, PLLC as its independent auditors. On or about April 16, 2007, the Registrant's Board of Directors engaged Moore & Associates Chartered, Las Vegas, Nevada to serve as the Registrant's independent public accountants and to audit the Registrant's financial statements for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 and the interim periods for 2002, 2003, 2004, 2005 and 2006. Child, Van Wagoner & Bradshaw, PLLC had not issued a report on the Company's financial statements for either of the previous two fiscal years.

During the two fiscal years of the Registrant ended December 31, 2005 and December 31, 2006 and the interim period through the date of this Current Report on Form 8-K, the Registrant did not consult with Moore & Associates Chartered regarding (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Registrant's financial statements, and either a written report was provided to the Registrant or oral advice was provided that Moore & Associates Chartered concluded was an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).


ITEM 8a. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal year that has materially affected,or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Set forth below are the names of all directors and executive officers of the Company along with certain information relating to the business experience of each of the listed officers.

           Name                 Age                  Position
--------------------------      ---       -----------------------------------
Tomas Wilmot                    57        President and Chairman of the Board
Stuart Langston                 60        Executive Officer and Director
Mark Dingley                    46        Chief Financial Officer
Kevin Wilmot                    35        Secretary
Christopher Wilmot              34        Executive Officer
Lord Montagu of Beaulieu        78        Director
James Ryall                     42        Director
Valthor Stefansson              45        Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Pursuant to Section 16 of the Exchange Act, the Company's Directors and executive officers and beneficialowners of more than 5% of the Company's common stock, par value $.001 ("Common Stock"), are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company by the Company's Chief Executive Officer. No other executive officer of the Company received total compensation in excess of $100,000 during any of the last three years.

SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                          Other Annual
Principal Position  Year    Salary ($)     Bonus ($)   Compensation ($)
-------------------------------------------------------------------------------

Tomas George Wilmot
    President      2002     -0-            -0-           -0-
    Director       2001     190,625(1)     -0-           -0-
                   2000     205,663(2)     -0-           -0-

Stuart Langston
    Exe. Officer   2002     -0-            -0-           -0-
    Director       2001     -0-            -0-           -0-
                   2000     -0-            -0-           -0-

Mark Dingley
    CFO            2002     10,000         -0-           -0-
                   2001     -0-            -0-           -0-
                   2000     -0-            -0-           -0-

Kevin Wilmot
    Secretary      2002     17,850         -0-           -0-
                   2001     -0-            -0-           -0-
                   2000     -0-            -0-           -0-

Christopher Wilmot
    Exe. Officer   2002     17,850         -0-           -0-
                   2001     -0-            -0-           -0-
                   2000     -0-            -0-           -0-


-------------------------------------------------------------------------------


(1)  Included $100,000 accrued and unpaid as of December 31, 2001
(2)  Included $100,000 accrued and unpaid as of December 31, 2000

Long Term Compensation Table


                       --------------------------------------------------------
                                        Long Term Compensation
                       --------------------------------------------------------
                                    Awards             Payouts
                       --------------------------------------------------------
                        Restricted Stock Securities       LTIP     All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts  Compensation
     Position     Year              SARs(#)               ($)      ($)
------------------------------------------------------------------------------
Tomas George Wilmot
    President      2002    -0-      1,000,000                0(1)    -0-
    Director       2001    -0-           -0-                 0(1)    -0-
                   2000    -0-           -0-                 0(1)    -0-

Stuart Langston
    Exe. Officer   2002    -0-        100,000               -0-      -0-
    Director       2001    -0-           -0-                -0-      -0-
                   2000    -0-           -0-                -0-      -0-

Mark Dingley
    CFO            2002    -0-        100,000               -0-      -0-
                   2001    -0-           -0-                -0-      -0-
                   2000    -0-           -0-                -0-      -0-

Kevin Wilmot
    Secretary      2002    -0-        100,000               -0-      -0-
                   2001    -0-           -0-                -0-      -0-
                   2000    -0-           -0-                -0-      -0-

Christopher Wilmot
    Exec. Officer  2002    -0-        100,000               -0-      -0-
                   2001    -0-           -0-                -0-      -0-
                   2000    -0-           -0-                -0-      -0-

Lord Montagu of Beaulieu
    Director       2002    -0-        100,000               -0-      -0-
                   2001    -0-           -0-                -0-      -0-
                   2000    -0-           -0-                -0-      -0-

James Ryall
    Director       2002    -0-        100,000               -0-      -0-
                   2001    -0-           -0-                -0-      -0-
                   2000    -0-           -0-                -0-      -0-

------------------------------------------------------------------------------


1)  Exclusive of $50,000, payable upon the Company's profitably, if any.

The following table sets forth, with respect to the officer listed in the summary compensation table, the number of shares issued during 2002 upon exercise of options, the number of shares underlying options outstanding at December 31, 2002 and the value of such options.


                               Number of Securities
                          Underlying Value of Unexercised

                                               Unexercised      In-The-Money
                                               Options/SARs     Options/SARs
                    Shares                     at Fiscal        at Fiscal
                  Acquired on     Value        Year End (#)     Year End ($)
Name of             Exercise     Realized      Exercisable/     Exercisable/
Individual          (#)            ($)         Unexercisable    Unexercisable
--------------    -----------    -----------   -------------    -------------

Tomas Wilmot        NONE         NONE          1,000,000/0      NONE
Stuart Langston     NONE         NONE            100,000/0      NONE
Mark Dingley        NONE         NONE            100,000/0      NONE
Kevin Wilmot        NONE         NONE            100,000/0      NONE
Christopher Wilmot  NONE         NONE            100,000/0      NONE
James Ryall         NONE         NONE            100,000/0      NONE
Lord Montagu of Beaulieu
                    NONE         NONE            100,000/0      NONE


No share options were exercised.


Compensation of Directors
-------------------------

For the calendar year ending December 31, 2003, Lord Montagu of Beaulieu, a Director received a stock option for 100,000 common shares. James Ryall, a Director received a stock option for 100,000 common shares


Code of Ethics
--------------

The company has not adopted a Code of Ethics for the Board and the salaried employees.

Audit Committee
---------------

The company does not presently have an Audit Committee. The member of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is to small to afford such expense.


Committees and Procedures
-------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

     (3) The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

     (5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

     (8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The following table sets forth, as of the date of this filing, the number of shares of the Company's outstanding Common Stock, $0.001 par value, beneficially owned (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) by each director of the Company, by each named executive officer of the Company, by each beneficial owner of more than 5% of the Company's Common Stock and by all of the Company's officers and directors as a group as of [date].


Beneficial Ownership Table
--------------------------
                                                    Shares      Percentage
Name and Address of                              Beneficially       of
 Beneficial Owner                                  Owned(1)      Class(2)
---------------------------                      ------------   ----------

Tomas Wilmot(3)                                  19,000,000     18.9%
Apol Investments Ltd(4)                           6,000,000      5.9%
Lord Montagu of Beaulieu(3)                          10,000        *
James Ryall(3)                                      116,636        *
Kevin Wilmot(3)                                   1,515,000      1.5%
Mark Dingley(3)                                     480,000        *
Christopher Wilmot(3)                             1,705,023      1.7%
Stuart Langston(3)                                  410,000        *
Valthor Stefansson(3)                               141,739        *
------------------------------------------------------------------------
Officers and directors as a group                29,378,398     28.0%

* denotes less than 1%.

(1) Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the person indicated.

(2) Based on 100,159,282 shares outstanding as of Dec. 31, 2003 and 1,800,000 options to purchase shares. Each beneficial owner's percentage ownership is determined by assuming thatoptions or warrants that are held by such person and which are convertible or exercisable within sixty (60) days of the date hereof (pursuant to Rule 13d-3 under the Securities Exchange Act of 1934) have been converted or exercised.

(3) c/o Skynet Telematics ,Administration Centre, Buckhurst Westwood Lane Surrey GU3 2JE, U.K.

(4)  Petches Yew, Petches Bridge, Finching Field, Braintree, Essex, CM7 4QN,
     U.K.

B.  Persons Sharing Ownership of Control of Shares

Tomas Wilmot and Apol Investmentrs, Ltd. own shares the power to vote ten percent (10%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Preferred Stock

None issued.

E.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution and ratification of the shareholders, the Company hired the professional services of Moore & Associates, Chartered, Certified Public Accountants, to perform audited financials for the Company. Moore
& Associates, Chartered own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

    31.1 Certifications of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2     Certifications of the Chief Financial Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2     Certifications of Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS ON FORM 8-K

The Company filed a Current Report on November 7, 2002, pursuant to Item 4.01 ("Changes in Registrant's Certifying Accountant").

The Company filed an amended Current Report on November 14, 2002, pursuant to
Item 4.01 ("Changes in Registrant's Certifying Accountant"), and Item 9.01 ("Exhibits") entitled "Letter Regarding Change in Certifying Accountant."

SUBSEQUENT REPORTS ON FORM 8-K

The Company filed an amended Current Report on May 4, 2004, pursuant to Item
4.01 ("Changes in Registrant's Certifying Accountant"), and Item 9.01 ("Exhibits") entitled "Letter Regarding Change in Certifying Accountant."

The Company filed an amended Current Report on October 2, 2006, pursuant to
Item 4.01 ("Changes in Registrant's Certifying Accountant"), and Item 9.01 ("Exhibits") entitled "Letter Regarding Change in Certifying Accountant."

The Company filed a Current Report on April 19, 2007, pursuant to Item 4.01 ("Changes in Registrant's Certifying Accountant").

Item 14. Principal Accountant Fees and Services

AUDIT FEES

Moore & Associates, Chartered as our independent accountants audited our financial statements for the year ending December 31, 2002 and 2001.

Audit  Fees:

The aggregate fees we paid Moore & Associates, Chartered during the fiscal years ended December 31,2002 and December 31, 2001 for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal years 2002 and 2001 included in the Company's Form 10-KSB was approximately $2,000.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 for fiscal 2002.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal year 2002 and 2001 was $0.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  Skynet Telematics, Inc.
                                ----------------------------
                                      Registrant

                                By: /s/ Tomas George Wilmot
                                ------------------------------------
                                 Name:  Tomas George Wilmot
                                 Title: President and Director

Dated:  April 30, 2007
----------------------