Form 10QSB
period 2003-03-31
SKYNET TELEMATICS INC
filed 2007-05-18
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2003
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------

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


  Administration Centre,
  Buckhurst, Westwood Lane
  Normandy, Guildford, England                      GU3 2JE
  --------------------------------------------------------------------
  (Address of principal executive offices)         (Zip Code)

                             011 44 1483 894900
                       ---------------------------
                       (Issuer's telephone number)
--------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)        Yes [ ]     No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of March 31, 2003: 100,685,232 shares common stock

Number of shares of preferred stock outstanding as of March 31, 2003:  None

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................      3
          Report of Independent Registered Public Accounting Firm    4
          Balance Sheet (unaudited)............................      5
          Statements of Operations (unaudited).................      6
          Statements of Cash Flows (unaudited).................      7
          Notes to Financial Statements........................     8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................     10

Item 3. Controls and Procedures................................     14


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................     15

Item 2.   Changes in Securities and Use of Proceeds............     15

Item 3.   Defaults upon Senior Securities......................     15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................     15

Item 5.   Other Information.....................................    15

Item 6.   Exhibits and Reports on Form 8-K......................    15

Signatures......................................................    16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the quarter ending March 31, 2003. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the quarterly period ending March 31, 2003, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


          Report of Independent Registered Public Accounting Firm
          -------------------------------------------------------


To the Board of Directors
Skynet Telematics Inc.

We have reviewed the accompanying balance sheet of Skynet Telematics Inc. as of March 31, 2003, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Skynet Telematics Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the accompanying financial statements, the Company had a net loss of $19,271,147 for the period ended March 31, 2003. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    April 26, 2007


           2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                      (702) 253-7511 Fax: (702)253-7501

                   SKYNET TELEMATICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
             Expressed in U.S. Dollars, unless stated otherwise
                    March 31, 2003 and December 31, 2002



Consolidated Balance Sheets


                                       March 31, 2003
                                         (Unaudited)   December 31, 2002
                                       --------------  -----------------
CURRENT ASSETS
Cash in bank                           $      66,977   $         74,642
Loans receivable                                   -                  0
Prepaid expenses and other current assets      5,091              7,740
                                       --------------  -----------------
     TOTAL CURRENT ASSETS                     72,068             82,382

     TOTAL ASSETS                      $      72,068   $         82,382
                                       ==============  =================

                   LIABILITIES & STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses         42,144             17,929
Loans payable - officer                      124,968            107,968
                                       --------------  -----------------
     TOTAL CURRENT LIABILITIES               167,112            125,897
                                       --------------  -----------------
     TOTAL LIABILITIES                       167,112            125,897

STOCKHOLDERS' (DEFICIT)
Preferred stock - $.001 par value;
  authorized: 20,000,000 shares;
  issued and outstanding: none                    -                   -
Common stock - $.001 par value;
  authorized: 500,000,000 shares;
  issued and outstanding: 100,685,232
  and 100,159,282 as of March 31, 2003
  and December 31, 2002 respectfully         100,685            100,160
Additional paid-in capital                19,075,418         19,053,443
Accumulated deficit                      (19,271,147)       (19,197,118)
                                       --------------  -----------------
TOTAL STOCKHOLDERS' (DEFICIT)                (95,044)           (43,515)

     TOTAL LIABILITIES AND
       STOCKHOLDERS' (DEFICIT)         $      72,068   $         82,382
                                       ==============  =================

  The accompanying notes are an integral part of these financial statements.

                   SKYNET TELEMATICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                          AND COMPREHENSIVE INCOME
                Express in U.S. Dollars, unless stated otherwise
                                 (unaudited)



Consolidated Statements of Income and Comprehensive Income


                                                     Quarter ended

                                             March 31, 2003  March 31, 2002
                                             --------------  --------------
Net sales                                    $           -   $           -
Cost of sales                                            -               -
                                             --------------  --------------
     GROSS LOSS                                          -               -

General and administrative expense                  74,106          93,157
Interest expense - net                                               7,799
                                             --------------  --------------
     NET LOSS                                      (74,106)       (100,956)

Interest receivable                                     35               -
Foreign currency translation adjustments                42          (1,154)
                                             --------------  --------------
TOTAL COMPREHENSIVE LOSS                     $     (74,029)  $    (102,110)
                                             --------------  --------------

Basic net loss per common share              $       (0.00)  $       (0.00)
                                             ==============  ==============
Weighted average number of common shares        94,613,167      60,990,320
                                             ==============  ==============


  The accompanying notes are an integral part of these financial statements.

                  SKYNET TELEMATICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              Express in U.S. Dollars, unless stated otherwise
                               (unaudited)



Consolidated Statements of Cash Flows


                                               Mar. 31, 2003  Mar. 31, 2002
                                               -------------  -------------
OPERATING ACTIVITIES
Net loss                                       $    (74,071)  $   (100,956)
Adjustments to reconcile net loss to cash
  used in operating activities
Effect of foreign currency adjustments                   42         (1,154)
Changes in assets and liabilities:
   Prepaid expenses and other current assets          2,649            (11)
   Accounts payable and accrued expenses             24,215         29,498
                                               -------------  -------------
NET CASH USED IN OPERATING ACTIVITIES               (47,165)       (72,623)
                                               -------------  -------------

INVESTING ACTIVITIES
                                               -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                     -              -

FINANCING ACTIVITIES
Proceeds from sales of common stock                  22,500         64,227
Proceeds from notes payable                          17,000         47,516
Payments of notes payable                                          (14,901)
                                               -------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES            39,500         96,842
                                               -------------  -------------

INCREASE IN CASH                                     (7,665)        24,219

CASH - beginning of period                     $     74,642    $         0
                                               -------------  -------------

CASH - end of period                           $     66,977   $     24,219
                                               =============  =============

Supplemental disclosures:
   Interest paid                               $          -   $          -
                                               =============  =============
   Income taxes paid                           $          -   $          -
                                               =============   ============



  The accompanying notes are an integral part of these financial statements.

                  SKYNET TELEMATICS, INC. AND SUBSIDIARIES
                                     Notes


Note 1 - Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2003, the Company has accumulated operating losses of approximately $19,271,147 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                  SKYNET TELEMATICS, INC. AND SUBSIDIARIES
                                     Notes


Note 3 - Related party transactions

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

During 2002, the an officer loaned monies to the Company. This loan had an outstanding balance of $124,968 as of March 31, 2003.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Skynet Telematics, Inc. ("Skynet" or "the Company") was incorporated under the laws of Nevada on March 14, 1990 under the name Peripheral Connections, Inc. The name was changed to Skynet Telematics, Inc. in 1998 and to Skynet Telematics.com, Inc. in 2000. The name was changed back to Skynet Telematics, Inc. in 2002.

The original business plan of Skynet was the development, marketing, and distribution of integrated modular automotive telematic systems and providing monitoring services to users of those products. Automotive telematic systems combine the technologies for mobile phones (GSM), global positioning satellite systems (GPS) and the Internet to enable customers to identify the exact location and status information about vehicles, to receive certain theft protection, personal security measures, e-mail, Internet access and concierge services through a monitoring station, and to receive a variety of information through communication with the monitoring station.

This Skynet's original business plan has not been financially successful. The Company is assessing various options and new business strategies. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's President. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

The Company will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which the Company will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for the Company to complete its analysis of such businesses, the time required to prepare appropriate documentation and other circumstances.

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of March 31, 2003, the Company had an accumulated deficit of $(19,271,147) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

The Company is a fully reporting company under the Securities Exchange
Act of 1934, as amended (the "Exchange Act"). As a "reporting company," management believes the Company may be more attractive to a private acquisition target.

Going Concern - The Company experienced operating losses, through the most recent reporting period. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote
2) Management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.


Results of Operations
---------------------

During the period ended March 31, 2003 and March 31, 2002, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

During the quarter ended March 31,2003, the Company had a net loss of $(74,106) compared to a net loss of $(100,956) for the same period last year. These expenses represented general and administrative expenses. Management is paying the day-to-day corporate expenses personally, without seeking reimbursement from the Company for these paid expenses.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year.

Management believes the Company can sustain itself for the next twelve months. Management has agreed to keep the Company funded at its own expense, without seeking reimbursement for expenses paid. The Company's need for capital may change dramatically if it moves forward in developing a new business strategy or it acquires an interest in a business opportunity. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2003, the Company's current liabilities exceeded its current assets by $95,044.

As of March 31, 2003, the Company has 100,685,232 shares of common stock issued and outstanding.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market Information
------------------

Skynet's common stock is traded on the National Quotation Bureau "Pink Sheets" under the symbol "SKYI." There is a limited market for SKYI shares.

(a) There is currently no common stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) The Company did not repurchase any of its shares during the quarter covered by this report.

Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

During the Quarter ending March 31, 2003, the Company issued 525,000 of its common shares for $22,500 in cash.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ----------------------------------------------------------------
    31.1 Certifications of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


b)  Reports on Form 8-K

None filed during the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 Skynet Telematics, Inc.
                                ------------------------
                                        Registrant

                                By: /s/ Tomas George Wilmot
                                --------------------------------
                                 Name:  Tomas George Wilmot
                                 Title: President/Director

Dated:  April 30, 2007
        --------------