Form 10QSB
period 2003-06-30
SKYNET TELEMATICS INC
filed 2007-05-18
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2003
---------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of June 30, 2003: 101,679,232 shares common stock

Number of shares of preferred stock outstanding as of June 30, 2003:  None

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the quarter ending June 30, 2003. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the quarterly period ending June 30, 2003, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


          Report of Independent Registered Public Accounting Firm
          -------------------------------------------------------


To the Board of Directors
Skynet Telematics Inc.


We have reviewed the accompanying balance sheet of Skynet Telematics Inc. as of June 30, 2003, and the related statements of operations, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Skynet Telematics Inc.

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the accompanying financial statements, the Company had a net loss of $19,334,273 for the period ended June 30, 2003. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    April 26, 2007


           2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                      (702) 253-7511 Fax: (702)253-7501

                   SKYNET TELEMATICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               Expressed in U.S. Dollars, unless stated otherwise
                      June 30, 2003 and December 31, 2002



Consolidated Balance Sheets


                                               June 30, 2003
                                                (Unaudited)   Dec. 31, 2002
                                               -------------  -------------
CURRENT ASSETS
Cash in bank                                   $     47,952   $     74,642
Prepaid expenses and other current assets            29,650          7,740
                                               -------------  -------------
     TOTAL CURRENT ASSETS                            77,602         82,382

     TOTAL ASSETS                              $     77,602   $     82,382
                                               =============  =============

                      LIABILITIES & STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses                40,804         17,929
Loans payable - officer                             149,968        107,968
                                               -------------  -------------
     TOTAL CURRENT LIABILITIES                      190,772        125,897
                                               -------------  -------------
     TOTAL LIABILITIES                              190,772        125,897

STOCKHOLDERS' (DEFICIT)
Preferred stock - $.001 par value;
  authorized: 20,000,000 shares;
  issued and outstanding: none                           -               -
Common stock - $.001 par value;
  authorized: 500,000,000 shares;
  issued and outstanding: 101,679,232
  and 100,159,282 as of June 30, 2003
  and December 31, 2002 respectfully                101,680        100,160
Additional paid-in capital                       19,119,423     19,053,443
Accumulated deficit                             (19,334,273)   (19,197,118)
                                               -------------  -------------
TOTAL STOCKHOLDERS' (DEFICIT)                      (113,170)       (43,515)

     TOTAL LIABILITIES AND
       STOCKHOLDERS' (DEFICIT)                 $     77,602   $     82,382
                                               =============  =============

  The accompanying notes are an integral part of these financial statements.

                  SKYNET TELEMATICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                          AND COMPREHENSIVE INCOME
             Expressed in U.S. Dollars, unless stated otherwise
                                 (UNAUDITED)



Consolidated Statements of Income and Comprehensive Income


                               Three Months Ending      Six Months Ending
                              ----------------------  ----------------------
                               June 30,    June 30,    June 30,    June 30,
                                 2003        2002        2003        2002
                              ----------  ----------  ----------  ----------
Net sales                     $       -   $       -   $       -   $      -
Cost of sales                         -           -           -          -
                              ----------  ----------  ----------  ----------
     GROSS LOSS                       -           -           -          -

General and administrative
 expenses                        63,154     149,024     137,260     242,181
Interest expense - net                -       7,579           -      15,378
                              ----------  ----------  ----------  ----------

     NET LOSS                 $ (63,154)  $(156,603)  $(137,260)  $(257,559)

Interest receivable                   5           -          40           -
Foreign currency translation
 adjustments                         23         (83)         65      (1,237)
                              ----------  ----------  ----------  ----------
TOTAL COMPREHENSIVE LOSS      $ (63,149)  $(156,686)  $(137,155)  $(258,796)
                              ----------  ----------  ----------  ----------

Basic net loss per
   common share               $  (0.00)   $  (0.00)   $  (0.00)   4  (0.00)
                              ==========  ==========  ==========  ==========

Weighted average number of
 common shares               94,479,683  64,789,688  94,479,683  62,900,500
                             ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                  SKYNET TELEMATICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             Expressed in U.S. Dollars, unless stated otherwise
                                (UNAUDITED)


Consolidated Statements of Cash Flows


                                                    Six  months ending
                                                ----------------------------
                                                June 30, 2003  June 30, 2002
                                                -------------  -------------
OPERATING ACTIVITIES
Net loss                                        $   (137,220)  $   (257,559)
Adjustments to reconcile net loss to cash
  used in operating activities:
Stock issued for expenses                             45,000        120,360
Effect of foreign currency adjustments                    65         (1,237)
Changes in assets and liabilities:
   Prepaid expenses and other current assets         (21,910)       (16,239)
   Accounts payable and accrued expenses              22,875         16,362
                                                -------------  -------------
NET CASH USED IN OPERATING ACTIVITIES                (91,190)      (138,313)
                                                -------------  -------------

INVESTING ACTIVITIES
                                                -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                      -              -
                                                -------------  -------------

FINANCING ACTIVITIES
Proceeds from sales of common stock                   22,500        292,473
Payments of notes payable - officers                       -       (104,067)
Payments of notes payable                             42,000        (14,901)
                                                -------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             64,500        173,505
                                                -------------  -------------

INCREASE IN CASH                                     (26,690)        35,192

CASH - beginning of period                            74,642              0
                                                -------------  -------------

CASH - end of period                            $     47,952   $     35,192
                                                =============  =============

Supplemental disclosures:
   Interest paid                                $          -   $          -
                                                =============  =============
   Income taxes paid                            $          -   $          -
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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2003, the Company has accumulated operating losses of approximately $19,334,273 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

During 2002, the an officer loaned monies to the Company. This loan had an outstanding balance of $149,968 as of June 30, 2003.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of June 30, 2003, the Company had an accumulated deficit of $(19,334,273) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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


Results of Operations
---------------------

During the period ended June 30, 2003, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

During the quarter ended June 30, 2003, the Company had a net loss of $(63,154) as compared to a net loss of $(156,603) for the same period last year. During the six months ended June 30, 2003,the Company had had a net loss of $(137,260) as compared to a net loss of $(257,559) for the same period last year. These expenses represented general and administrative expenses. Management is paying the day-to-day corporate expenses personally, without seeking reimbursement from the Company for these paid expenses.


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

Liquidity and Capital Resources
-------------------------------

As of June 30, 2003, the Company's current liabilities exceeded its current assets by $113,170.

As of June 30, 2003, the Company has 101,679,232 shares of common stock issued and outstanding.

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

None.

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


b)  Reports on Form 8-K

None filed during the quarter ended June 30, 2003.

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