Form 10QSB
period 2003-09-30
SKYNET TELEMATICS INC
filed 2007-05-18
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2003
---------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of September 30, 2003:
104,280,232 shares common stock

Number of shares of preferred stock outstanding as of September 30, 2003:  None

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the quarter ending September 30, 2003. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the quarterly period ending September 30, 2003, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


          Report of Independent Registered Public Accounting Firm
          -------------------------------------------------------


To the Board of Directors
Skynet Telematics Inc.


We have reviewed the accompanying balance sheet of Skynet Telematics Inc. as of September 30, 2003, and the related statements of operations, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Skynet Telematics Inc.

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the accompanying financial statements, the Company had a net loss of $19,391,727 for the period ended September 30, 2003. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    April 26, 2007


           2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                      (702) 253-7511 Fax: (702)253-7501

                   SKYNET TELEMATICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               Expressed in U.S. Dollars, unless stated otherwise
                    September 30, 2003 and December 31, 2002



Consolidated Balance Sheets


                                               Sept. 30, 2003
                                                (Unaudited)   Dec. 31, 2002
                                               -------------  -------------
CURRENT ASSETS
Cash in bank                                   $     47,952   $     74,642
Prepaid expenses and other current assets            20,088          7,740
                                               -------------  -------------
     TOTAL CURRENT ASSETS                            68,040         82,382

     TOTAL ASSETS                              $     68,040   $     82,382
                                               =============  =============

                       LIABILITIES & STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses                33,696         17,929
Loans payable - officer                              74,968        107,968
                                               -------------  -------------
     TOTAL CURRENT LIABILITIES                      108,664        125,897
                                               -------------  -------------
     TOTAL LIABILITIES                              108,664        125,897

STOCKHOLDERS' (DEFICIT)
Preferred stock - $.001 par value;
  authorized: 20,000,000 shares;
  issued and outstanding: none                            -              -
Common stock - $.001 par value;
  authorized: 500,000,000 shares;
issued and outstanding: 104,280,232
  and 100,159,282 as of September 30, 2003
  and December 31, 2002 respectfully                104,280        100,160
Additional paid-in capital                       19,246,823     19,053,443
Accumulated deficit                             (19,391,727)   (19,197,118)
                                               -------------  -------------
TOTAL STOCKHOLDERS' (DEFICIT)                       (40,624)       (43,515)

     TOTAL LIABILITIES AND
       STOCKHOLDERS' (DEFICIT)                 $     68,040   $     82,382
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



Consolidated Statements of Income and Comprehensive Income


                               Three Months Ending      Nine Months Ending
                              ----------------------  ----------------------
                              Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                 2003        2002        2003        2002
                              ----------  ----------  ----------  ----------
Net sales                     $       -   $       -   $       -   $       -
Cost of sales                         -           -           -           -
                              ----------  ----------  ----------  ----------
     GROSS LOSS                       -           -           -           -

General and administrative
  expenses                       57,454     279,665     194,714     521,846
Interest expense - net                        1,942                  17,320
Loss on disposal of investments              81,375                  81,375
                              ----------  ----------  ----------  ----------
     NET LOSS                   (57,454)   (362,982)   (194,714)   (620,541)

Interest receivable                   -           -          40           -
Foreign currency translation
  adjustments                         -         923          65        (314)
                              ----------  ----------  ----------  ----------
TOTAL COMPREHENSIVE LOSS      $ (57,454)  $(362,059)  $(194,609)  4(620,855)
                              ----------  ----------  ----------  ----------

Basic net loss per
   common share               $   (0.00)  $   (0.00)  $   (0.00)  $   (0.00)
                              ==========  ==========  ==========  ==========

Weighted average number of
  common shares              95,835,527  89,520,836  95,835,527  71,871,455
                             ==========  ==========  ==========  ==========


  The accompanying notes are an integral part of these financial statements.

                  SKYNET TELEMATICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               Expressed in U.S. Dollars, unless stated otherwise
                                (UNAUDITED)


Consolidated Statements of Cash Flows


                                                     Nine months ending
                                                ----------------------------
                                                Sep. 30, 2003  Sep. 30, 2002
                                                -------------  -------------
OPERATING ACTIVITIES
Net loss                                       $    (194,674)  $   (620,541)
Adjustments to reconcile net loss to cash
  used in operating activities
Stock issued for expenses                            175,000        120,360
Loss on disposal of investments                                      81,375
Effect of foreign currency adjustments                    65           (314)
Changes in assets and liabilities:
   Prepaid expenses and other current assets         (12,348)        (9,132)
   Accounts payable and accrued expenses              15,767         16,090
                                                -------------  -------------
NET CASH USED IN OPERATING ACTIVITIES                (16,190)      (412,162)
                                                -------------  -------------

INVESTING ACTIVITIES
Proceeds from sale of investments                          -         15,500
Purchases of investments                                   -       (146,875)
Loans extended                                             -        (18,600)
                                                -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                      -       (149,975)
                                                -------------  -------------

FINANCING ACTIVITIES
Proceeds from sales of common stock                   22,500        885,543
Payments of notes payable - officers                 (33,000)      (279,630)
Payments of notes payable                                           (14,901)
                                                -------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES            (10,500)       591,012
                                                -------------  -------------
INCREASE IN CASH                                     (26,690)        28,875

CASH - beginning of period                            74,642              0
                                                -------------  -------------

CASH - end of period                            $     47,952   $     28,875
                                                ============   =============
Supplemental disclosures:
   Interest paid                                $          -   $          -
                                                =============  =============
   Income taxes paid                            $          -   $          -
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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2003, the Company has accumulated operating losses of approximately $19,391,727 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

During 2002, an officer loaned monies to the Company. This loan had an outstanding balance of $74,968 as of September 30, 2003.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of September 30, 2003, the Company had an accumulated deficit of $(19,391,727) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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


Results of Operations
---------------------

During the three month and nine month period ending September 30, 2003 and September 30, 2002, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

During the quarter ended September 30, 2003, the Company had a net loss of $(57,454) as compared to a net loss of $(362,982)for the same period last year. During the nine month period ended September 30, 2003, the Company had a net loss of $(194,714) as compared to a net loss of $(620,541) for the same period last year. The majority of these expenses represented general and administrative expenses. For the three months ended September 30, 2002, the Company recorded a loss on disposal of investments of $81,375. Management is paying the day-to-day corporate expenses personally, without seeking reimbursement from the Company for these paid expenses.


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

Liquidity and Capital Resources
-------------------------------

As of September 30, 2003, the Company's current liabilities exceeded its current assets by $40,624.

As of September 30, 2003, the Company has 104,280,232 shares of common stock issued and outstanding.

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

ITEM 2.  Changes in Securities and Use of Proceeds

During the Quarter ending September 30, 2003, the Company issued 2,600,000 common shares for services valued at $130,000.

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

b)  Reports on Form 8-K

None filed during the quarter ended September 30, 2003.

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