Form 10KSB
period 2003-12-31
SKYNET TELEMATICS INC
filed 2007-05-18
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)           Yes [ ]     No [X]

State the issuer's income for its most recent fiscal year (ending December 31,
2006):  $0

The aggregate market value of the 72,300,834 shares of voting stock held by non-affiliates of the Registrant, computed by reference to the closing price at which the stock was sold on December 31, 2003, of $.005 per share, was $361,504.


Transitional Small Business Disclosure Format (Check one):

                                            Yes [ ]     No [X]

Number of shares of common stock outstanding as of December 31, 2003:
104,279,232 shares common stock

Number of shares of preferred stock outstanding as of December 31, 2003:  None

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................10
    Item 3.  Legal Proceedings.............................................11
    Item 4.  Submission of Matters to a Vote of Security Holders...........11

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......12
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....13
    Item 7.  Financial Statements..........................................15
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................16
    Item 8a. Controls and Procedures.......................................17


PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................18
    Item 10. Executive Compensation........................................19
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................23
    Item 12. Certain Relationships and Related Transactions................24
    Item 13. Exhibits and Reports on Form 8-K..............................24
    Item 14. Principal Accountant Fees and Services........................26


SIGNATURES   ..............................................................27

                           Forward-Looking Statements

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

A.  BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

Skynet Telematics, Inc. ("Skynet" or "the Company") was incorporated under the laws of Nevada on March 14, 1990 under the name Peripheral Connections, Inc. The name was changed to Skynet Telematics, Inc. in 1998 and to Skynet Telematics.com, Inc. in 2000. The name was changed back to Skynet Telematics, Inc. in 2002.


B. Business of Issuer

1)  Principal Products, Services and Principal Markets.

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

The Company is in the process of developing a new business plan. The Company will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which the Company will decide to focus on a new business plan or participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for the Company to complete its analysis of such businesses, the time required to prepare appropriate documentation and other circumstances.


(a)  Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its web site. As of December 31, 2003, the Company had an accumulated deficit of $(19,436,547) dollars. The Company expects that its operating expenses will remain the same, to keep the Company in full reporting status. Management does not expect its expenses to increase until the Company can better define its business plan. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

(b)  Developing New Business Strategies

The Company is assessing various options and strategies to become a profitable corporation. The analysis of new business opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's President. In analyzing prospective businesses opportunities, the Company's President will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

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

(c)  Evaluating a Business Combination

The Company has not yet determined if it plans to seek or identify a business combination with a private entity whose business presents an opportunity for Company shareholders. Before this decision can be made the Company's management needs to review and evaluate business ventures for possible mergers or acquisitions. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of the Company's management.

A decision to participate in a specific business opportunity will be made based upon a Company analysis of the quality of the prospective business opportunity's management and personnel, asset base, the anticipated acceptability of business' products or marketing concepts, the merit of a business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria.

(d)  Selection of a Business Opportunity

Should the company pursue other potential business opportunities,it anticipates they will be referred from various sources, including its officers and directors, professional advisors, and its shareholders, who may present unsolicited proposals. The Company does not plan to engage in any general solicitation or advertising for a business opportunity, and would rely upon personal contacts of its officers, as well as indirect associations with other business and professional people. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company. As of the filing date there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker-dealers or venture capitalists. The Company's present intentions are to rely upon its president to effect those services normally provided by professional advisors or financial consultants.

The Company will not restrict its search to any particular business, industry, or geographical location. Management reserves the right to evaluate and enter into any type of business in any location. In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry,management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation. The Company may participate in a newly organized business venture or in a more established business. Participation in a new business venture entails greater risks since, in many instances, management of such a venture may not have a proven track record; the eventual market for such venture's product or services will likely not be established; and the profitability of the venture will be untested and impossible to accurately forecast. Should the Company participate in a more established venture that is experiencing financial difficulty, risks may stem from the Company's inability to generate sufficient funds to manage or reverse the circumstances causing such financial problems.

(e)  Operation of Business After Acquisition

If management decides to pursue a merger or acquisition, the Company will be dependent on the nature of the business and the interest acquired. The Company is unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

(f)  Risks Associated with Acquisitions

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic.

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets,which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

(g)  Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in identifying and executing suitable business opportunities.

(h)  Risks Associated With New Services, Features and Functions

As the Company develops its new business strategies, there can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner or that any such efforts would maintain or increase overall market acceptance. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation. Expansion of the Company's operations in this manner would also require significant additional expenses and development, Company's management, financial and operational resources. The lack of market acceptance of the Company's products would result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.

(i) Potential Fluctuations in Operating Results; Quarterly Fluctuations

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. As a strategic response to changes in the competitive environment, the Company may from time to time have to make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.

There can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will receive any material amount of revenue as it pursues new business strategies in the future. The foregoing factors, in some future quarters, may lead the Company's operating results to fall below the expectations.

(j)  Lack of Liquidity

There is limited public market for the Company's Common Stock. The Common Stock is currently quoted on the "Pink Sheets." The market for the Company's Common Stock is limited. There can be no assurance a meaningful trading market will develop. Skynet makes no representation about the value of its Common Stock.

(k)  Penny Stock Regulation

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.


2) Status of Any Announced New Product or Service

The Company does not have any announced new product or service. The Company, has yet to announce any new products and has not announced any other recent additions or services.

3) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company regards substantial elements of its underlying infrastructure as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving, and no assurance can be given as to the future viability or value of any of the Company's proprietary rights. There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, there can be no assurance that the Company's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against the Company, including claims that by directly or indirectly providing hyperlink text links to Web sites operated by third parties. Moreover, from time to time, the Company may be subject to claims of alleged infringement by the Company or service marks and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject the Company to significant liability for damages, might result in invalidation of the Company's proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on the Company's business, results of operations and financial condition.

4)  Government Regulation

It is impossible to anticipate government regulations, if any, to which the Company may be subject until it defines its business strategies. The use of assets to conduct a business which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity presents a risk to the Company.


5)  Employees

The Company currently has no employees, only officers and directors. The Company has no intention at this time to add employees.

(i) The Company's performance is substantially dependent on the performance of its officers. In particular, the Company's success depends on its ability to develop a business strategy which will be successful for the Company.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the
future.   The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: Administration Centre, Buckhurst, Westwood Lane, Normandy, Guildford, England GU3 2JE. The facilities are being provided to Skynet at no cost by an officer of the company. The Company does not own or lease any property.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, Skynet is not a party to any material legal proceedings, and none are known to be contemplated against Skynet.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the security holders for the fiscal year ending December 31, 2003.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

The Company's Common Stock is traded on the National Quotation Bureau, "Pink Sheets" under the symbol "SKYI". The following table sets forth the high and low bid prices of the Company's Common Stock as reported for the periods indicated. The prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                     High        Low       High        Low
                     ---         ---       ----        ---
Quarter                  2002                   2003
                         ----                   ----
First Quarter        $0.02       $0.01    $0.01      $0.005
Second Quarter       $0.02       $0.01    $0.01      $0.005
Third Quarter        $0.12       $0.01    $0.03      $0.01
Fourth Quarter       $0.02       $0.01    $0.02      $0.005

A limited market exists for the trading of the Company's common stock. During the year ending December 31, 2003, there has been limited trading activity in the Common Stock, however, there are no assurances this trading activity will continue in the future for the Common Stock.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) The Company did not repurchase any of its shares during the fiscal year covered by this report.

Holders
-------

The approximate number of holders of record of common stock as of December 31, 2003, was approximately 2,043.

         The Company has never paid any cash dividends on its Common Stock and has no present intention to do so. The Company intends to retain all of its earnings, if any, for use in its business.

Recent Sale of Unregistered Securities
--------------------------------------

During fiscal year 2003, the Company issued 525,000 shares of common stock for $22,500 in cash.

During fiscal year 2003, the Company issued 3,594,950 shares of common stock for services valued at $175,000.

As of December 31, 2003, there were 104,279,232 common shares issued and outstanding.

There have been no other issuances of common or preferred stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

Skynet continues to devote the major portion of its resources to the development of a business strategy which will benefit the Company.

Thus, the Company will need to generate revenues to achieve profitability.
To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

The Company's prospects must be considered in light of the risks,uncertainties, expenses and difficulties frequently encountered by companies in their early stages of a new business plan, particularly companies involved in the highly competitive oil and gas industry. Such risks include, without limitation, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not demonstrated revenues or profitability for the current fiscal year, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part,on the amount of expenditures the Company earmarks to execute its business strategy. As of December 31, 2003, the Company had an accumulated deficit of $(19,436,547). The Company expects that its operating expenses will increase as it develops a new business strategy, especially in the areas of sales and marketing, and brand promotion.

Management is currently exploring various business strategies to build the Company's business. This includes evaluating various options and strategies. The analysis of new business opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's officers. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames;
the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors. Management will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor.



(ii) Results of Operations
--------------------------

For its fiscal year ending December 31, 2003 and December 31, 2002, the Company did not generate any revenues. During fiscal year ending December 31, 2003, the Company experienced a net loss of $(239,534) or a loss (basic and diluted) per share of $(0.00) as compared to a net loss (basic and diluted) of $(887,971) or a loss per share of ($0.00) for the same period last year. All of these expenses were for general and administrative. The Company has experienced an accumulated net loss of $(19,436,547).

(iii) Liquidity and Capital Resources
-------------------------------------

As of December 31, 2003, the Company's current liabilities exceeded its current assets by $85,444.

As of December 31, 2003, the Company has 104,279,232 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the quarter ended September 30, 2005. The Company has no employment agreements in place with its officers.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

ITEM 7.  FINANCIAL STATEMENTS.


                               TABLE OF CONTENTS
                               -----------------


TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
Report of Independent Registered Public Accounting Firm            F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statement of Stockholders' Deficit                                 F-4-5
Statements of Cash Flows                                           F-6
Notes to Financial Statements                                      F-7-10


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
       -------------------------------------------------------

To the Board of Directors
Skynet Telematics Inc.


We have audited the accompanying balance sheet of Skynet Telematics Inc. as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows from December 31, 2002, through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skynet Telematics Inc. as of December 31, 2003 and the results of its operations and its cash flows from December 31, 2002, through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates Chartered
    Las Vegas, Nevada
    April 26, 2007

            2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                 (702) 253-7511 Fax (702) 253-7501

                  SKYNET TELEMATICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
              (Expressed in US dollars, unless otherwise stated)
                  December 31, 2003 and December 31, 2002

Consolidated Balance Sheets

                                               Dec. 31, 2003  Dec. 31, 2002
                                               -------------  -------------
CURRENT ASSETS
Cash in bank                                         47,952         74,642
Loans receivable                                                         0
Prepaid expenses and other current assets             3,260          7,740

     TOTAL CURRENT ASSETS                            51,212         82,382
Investments

     TOTAL ASSETS                                    51,212         82,382
                                               =============  =============


                     LIABILITIES & STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses                36,688         17,929
Loans payable - officer                              99,968        107,968
                                               -------------  -------------
     TOTAL CURRENT LIABILITIES                      136,656        125,897
                                               -------------  -------------
     TOTAL LIABILITIES                              136,656        125,897

STOCKHOLDERS' (DEFICIT)
Preferred stock - $.001 par value;
  authorized: 20,000,000 shares;
  issued and outstanding: none                            -              -
Common stock - $.001 par value;
  authorized: 500,000,000 shares;
  issued and outstanding:
  104,279,232 shares and 100,159,282
  as of December 31, 2003 and
  December 31, 2002 respectfully                   104,280        100,160
Additional paid-in capital                      19,246,823     19,053,443
Accumulated deficit                            (19,436,547)   (19,197,118)

TOTAL STOCKHOLDERS' (DEFICIT)                      (85,444)       (43,515)

TOTAL LIABILITIES AND
  STOCKHOLDERS' (DEFICIT)                           51,212         82,382
                                               =============  =============

  The accompanying notes are an integral part of these financial statements.

                  SKYNET TELEMATICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                          AND COMPREHENSIVE INCOME
              (Expressed in US dollars, unless otherwise stated)



Consolidated Statements of Income and Comprehensive Income


                                                   Year end       Year-end
                                                Dec. 31, 2003  Dec. 31, 2002
                                                -------------  -------------
Net sales                                       $          -   $          -
Cost of sales                                              -              -
                                                -------------  -------------
     GROSS LOSS                                            -              -

General and administrative expenses                  239,534        788,639
Interest expense - net                                     -         16,974
Loss on disposal of investments                            -        142,484
Settlement of liabilities                                  -        (60,126)
                                                -------------  -------------
     NET LOSS                                       (239,534)      (887,971)

Interest Expense - net
Interest receivable                                      (40)             -

Foreign currency translation adjustments                 (65)         4,062
                                                -------------  -------------
TOTAL COMPREHENSIVE LOSS                        $   (239,429)  $   (883,909)
                                                -------------  -------------

Basic net loss per common share                 $      (0.00)  $      (0.00)
                                                =============   ============
Weighted average number of common shares         100,405,179     96,613,133
                                                 ============   ============

  The accompanying notes are an integral part of these financial statements.

                  SKYNET TELEMATICS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              (Expressed in US dollars, unless otherwise stated)
             Years Ended December 31, 2003, 2002, 2001 and 2000



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






                  SKYNET TELEMATICS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              (Expressed in US dollars, unless otherwise stated)
             Years Ended December 31, 2003, 2002, 2001 and 2000

Issuance of
common stock
for cash (net of
costs of $469,462)
    24,347,033   24,347      1,071,069                             1,095,416

Issuance of
common stock
for expenses
     4,115,500    4,116        272,884                               277,000

Issuance of
common stock for
repayment of debt
     1,110,272    1,110       343,074                                344,184

Comprehensive loss
  Net loss
                                          (3,837,473)             (3,837,473)
  Foreign currency translation adjustments
                                                        (62,811)     (62,811)
   ----------- -------- -------------- -------------- ---------- ------------
BALANCE -
DECEMBER 31, 2001
    59,686,809 $ 59,687 $   17,691,013 $ (18,313,209) $    NONE  $  (562,509)

Issuance of
common stock
for cash
    28,148,073   28,149      1,238,894                              1,267,043

Issuance of
common stock
for expenses
    12,324,400   12,324        123,536                               135,680

Comprehensive loss
  Net loss                                  (883,909)               (883,909)
   ----------- -------- -------------- -------------- ---------- ------------

BALANCE -
DECEMBER 31, 2002
   100,159,282 $100,160 $   19,053,443 $ (19,197,118)                (43,515)








                  SKYNET TELEMATICS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              (Expressed in US dollars, unless otherwise stated)
             Years Ended December 31, 2003, 2002, 2001 and 2000

Issuance of
common stock
for cash
       525,000      525         21,975                                22,500

Issuance of
common stock
for expenses
     3,594,950    3,595        171,405                               175,000

Comprehensive loss
  Net loss
                                            (239,429)               (239,429)
   ----------- -------- -------------- -------------- ---------- ------------

BALANCE -
DECEMBER 31, 2003
   104,279,232 $104,280 $   19,246,823 $ (19,436,547)         -      (85,444)
   =========== ======== ============== ============== ========== ============

  The accompanying notes are an integral part of these financial statements.

                   SKYNET TELEMATICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Expressed in US dollars, unless otherwise stated)



Consolidated Statements of Cash Flows

                                              Dec. 31, 2003  Dec.  31, 2002
                                              -------------  --------------
OPERATING ACTIVITIES
Net loss                                          (239,494)       (887,971)
Adjustments to reconcile net loss to cash
  used in operating activities
Cancellation of debt re SSCC liability                   -         (33,453)
Stock issued for expenses                          175,000         135,860
Loss on disposal of investments                                    142,484
Effect of foreign currency adjustments                  65           4,062
Changes in assets and liabilities:
   Prepaid expenses and other current assets         4,480          (7,740)
   Accounts payable and accrued expenses            18,759        (138,927)
                                              -------------  --------------
NET CASH USED IN OPERATING ACTIVITIES              (41,190)       (785,685)
                                              -------------  --------------

INVESTING ACTIVITIES
Proceeds from sale of investments                        -          81,081
Purchases of investments                                 -        (176,705)
Loans extended                                           -         (46,860)
Proceeds from sale of fixed assets
Purchases of fixed assets
                                              -------------  --------------
NET CASH USED IN INVESTING ACTIVITIES                    -        (142,484)
                                              -------------  --------------

FINANCING ACTIVITIES
Proceeds from sales of common stock                 22,500       1,267,043
Proceeds from notes payable                         (8,000)       (249,331)
Payments of notes payable                                -         (14,901)
                                              -------------  --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES           14,500       1,002,811
                                              -------------  --------------

INCREASE IN CASH                                   (26,690)         74,642

CASH - beginning of period                          74,642               0
                                              -------------  --------------
CASH - end of period                          $     47,952    $     74,642

Supplemental disclosures:
   Interest paid                              $          -    $     17,028
                                              =============   =============
   Income taxes paid                          $          -    $          -
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


NOTE 2 - Significant accounting policies and procedures

The Company has current assets of $51,212 and $136,656 current liabilities as of December 31, 2003. The relevant accounting policies are listed below.

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

Foreign Currency Translation
----------------------------

The financial statements of the Company's foreign operations were measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date, through December 31, 2003. Revenues and expenses were translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments were recorded as a separate component of stockholders' equity. Upon the disposition of the foreign and subsidiaries, the cumulative profit foreign currency translation adjustment has been changed to operations.

Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.

Advertising Costs
-----------------

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the periods ended December 31, 2003.

Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

                         Skynet Telematics, Inc.
                                 Notes

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

                         Skynet Telematics, Inc.
                                 Notes

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will began to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Year-end
--------

The Company has selected December 31 as its year-end.


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

                         Skynet Telematics, Inc.
                                 Notes

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
                                            ======

The Company files a U.S. income tax return and the U.K. subsidiaries had filed U.K. income tax returns. Both the U.S. and U.K. income tax returns had net losses since inception and, as such, the Company has not been required to pay income taxes. As of December 31, 2003, the Company had net operating losses available to reduce future U.S. taxable income of approximately $19,436,547, expiring through 2021, which may be limited upon a charge of ownership.

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

During 2002, the Company loaned $107,968 to an officer. This loan had an outstanding balance of $99,968 as of December 31, 2003.


NOTE 6 - Stockholders' Equity

The Company is authorized to issue 500,000,000 shares of its $0.001 par value common stock and 20,000,000 shares of its $0.001 par value preferred stock.

During fiscal year 2003, the Company issued 525,000 shares of common stock for $22,500 in cash.

During fiscal year 2003, the Company issued 3,594,950 shares of common stock for services valued at $175,000.

As of December 31, 2003, there were 104,279,232 common shares issued and outstanding.

There have been no other issuances of common or preferred stock.

                         Skynet Telematics, Inc.
                                 Notes


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

As of December 31, 2003, no options were issued under the plan.

           Reserved shares

           As of December 31, 2003, the Company has reserved shares as follows:

                         Stock option plan                      2,533,200
                         Other options                          1,800,000 (a)
                         SSCC sellers (Note 6)                    118,333
                                                                ---------
                                                                4,451,533
                                                                =========

(a) Options to purchase 1,700,000 and 100,000 shares of common stock, exercisable at $1 and $2, per share, respectively, through July 2004. As of December 31, 2003, no shares under option have been exercised.


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

For the audit of the financial statements of registrant for the years ended December 31, 2000 and 2001, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which if not satisfactorily resolved would have caused Most& Company, LLP to reference such matter in its report. The accountants' reports for the year ended December 31, 2000 contained a qualified opinion in an explanatory paragraph stating that the financial statements have been prepared on a going concern basis.

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

During the two fiscal years of the Registrant ended December 31, 2003 and December 31, 2003 and the interim period through the date of this Current Report on Form 8-K, the Registrant did not consult with Moore & Associates Chartered regarding (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Registrant's financial statements, and either a written report was provided to the Registrant or oral advice was provided that Moore & Associates Chartered concluded was an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

ITEM 8a. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect,the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A. The following table sets forth the current officers and directors of Skynet Telematics, Inc.

         Set forth below are the names of all directors and executive officers of the Company along with certain information relating to the business experience of each of the listed officers.

           Name                 Age                  Position
--------------------------      ---       -----------------------------------
Tomas Wilmot                    58        President and Chairman of the Board
Stuart Langston                 61        Executive Officer and Director
Mark Dingley                    47        Chief Financial Officer
Kevin Wilmot                    36        Secretary
Christopher Wilmot              35        Executive Officer
Lord Montagu of Beaulieu        79        Director
James Ryall                     43        Director
Valthor Stefansson              46        Director

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


ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2003. Skynet intends to pay salaries when cash flow permits.



SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                          Other Annual
Principal Position  Year    Salary ($)     Bonus ($)   Compensation ($)
-------------------------------------------------------------------------------
Tomas George Wilmot
    President      2003     100,000        -0-           -0-
    Director       2002     100,000        -0-           -0-
                   2001     190,625(1)     -0-           -0-

Stuart Langston
    Exe. Officer   2003        -0-         -0-           -0-
    Director       2002        -0-         -0-           -0-
                   2001        -0-         -0-           -0-

Mark Dingley
    CFO            2003      10,000        -0-           -0-
                   2002      10,000        -0-           -0-
                   2001        -0-         -0-           -0-

Kevin Wilmot
    Secretary      2003      10,000        -0-           -0-
                   2002      17,850        -0-           -0-
                   2001        -0-         -0-           -0-

Christopher Wilmot
    Exe. Officer   2003      10,000        -0-           -0-
                   2002      17,850        -0-           -0-
                   2001        -0-         -0-           -0-

Lord Montagu of Beaulieu
    Director       2003      10,000        -0-           -0-
                   2002        -0-         -0-           -0-
                   2001        -0-         -0-           -0-

James Ryall
    Director       2003        -0-         -0-           -0-
                   2002        -0-         -0-           -0-
                   2001        -0-         -0-           -0-

-------------------------------------------------------------------------------

(1)  Included $100,000 accrued and unpaid as of December 31, 2001

Long Term Compensation Table


                       --------------------------------------------------------
                                        Long Term Compensation
                       --------------------------------------------------------
                                    Awards             Payouts
                       --------------------------------------------------------
                        Restricted Stock Securities       LTIP      All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts   Compensation
     Position     Year              SARs(#)               ($)       ($)
------------------------------------------------------------------------------
Tomas George Wilmot
    President      2003    -0-        1,000,000              0(1)    -0-
    Director       2002    -0-        1,000,000              0(1)    -0-
                   2001    -0-            -0-                0(1)    -0-

Stuart Langston
    Exe. Officer   2003    -0-          100,000             -0-      -0-
    Director       2002    -0-          100,000             -0-      -0-
                   2001    -0-             -0-              -0-      -0-

Mark Dingley
    CFO            2003    -0-          100,000             -0-      -0-
                   2002    -0-          100,000             -0-      -0-
                   2001    -0-             -0-              -0-      -0-

Kevin Wilmot
    Secretary      2003    -0-          100,000             -0-      -0-
                   2002    -0-          100,000             -0-      -0-
                   2001    -0-             -0-              -0-      -0-

Christopher Wilmot
    Exec. Officer  2003    -0-          100,000             -0-      -0-
                   2002    -0-          100,000             -0-      -0-
                   2001    -0-             -0-              -0-      -0-

Lord Montagu of Beaulieu
    Director       2003    -0-          100,000             -0-      -0-
                   2002    -0-          100,000             -0-      -0-
                   2001    -0-             -0-              -0-      -0-

James Ryall
    Director       2003    -0-          100,000             -0-      -0-
                   2002    -0-          100,000             -0-      -0-
                   2001    -0-             -0-              -0-      -0-


1)  Exclusive of $50,000, payable upon the Company's profitably, if any.

The following table sets forth, with respect to the officer listed in the summary compensation table, the number of shares issued during 2003 upon exercise of options, the number of shares underlying options outstanding at December 31, 2003 and the value of such options.


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


Compensation of Directors
-------------------------

For the calendar year ending December 31, 2003, Lord Montagu of Beaulieu, a Director received $10,000 and a stock option for 100,000 common shares. James Ryall, a Director received a stock option for 100,000 common shares


Code of Ethics
--------------

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2003, by each person known by Skynet Telematics, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.


Beneficial Ownership Table
--------------------------
                                                    Shares      Percentage
Name and Address of                              Beneficially       of
 Beneficial Owner                                  Owned(1)      Class(2)
---------------------------                      ------------   ----------
Tomas Wilmot(3)                                  21,000,000     20.1%
Apol Investments Ltd(4)                           6,000,000      5.7%
Lord Montagu of Beaulieu(3)                         210,000        *
James Ryall(3)                                      116,636        *
Kevin Wilmot(3)                                   1,715,000      1.6%
Mark Dingley(3)                                     480,000        *
Christopher Wilmot(3)                             1,905,023      1.8%
Stuart Langston(3)                                  410,000        *
Valthor Stefansson(3)                               141,739        *
------------------------------------------------------------------------
Officers and directors as a group                31,978,398     29.2%

* denotes less than 1%.

(1) Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the person indicated.

(2) Based on 104,279,232 shares outstanding as of Dec. 31, 2003 and 1,800,000 options to purchase shares. Each beneficial owner's percentage ownership is determined assuming that options or warrants that are held by such person and which are convertible or exercisable within sixty (60) days of the date hereof (pursuant to Rule 13d-3 under the Securities Exchange Act of 1934) have been converted or exercised.

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

(b)  REPORTS ON FORM 8-K

The Company did not file any Current Reports during the fiscal year ending December 31, 2003.

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

The Company filed a Current Report on April 19, 2007, pursuant to Item 4.01 ("Changes in Registrant's Certifying Accountant").

Item 14. Principal Accountant Fees and Services

AUDIT FEES

Moore & Associates, Chartered as our independent accountants audited our financial statements for the year ending December 31, 2003 and 2002.

Audit  Fees:

The aggregate fees we paid Moore & Associates,Chartered during the fiscal years ended December 31, 2003 and December 31,2002 for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal years 2003 and 2002 included in the Company's Form 10-KSB was approximately $2,000 and $2,000 respectfully.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 for fiscal years 2003 and 2002.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal years 2003 and 2002 was $0.

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