Form 10KSB
period 2004-12-31
SKYNET TELEMATICS INC
filed 2007-05-21
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2004

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

The aggregate market value of the 76,499,209 shares of voting stock held by non-affiliates of the Registrant, computed by reference to the closing price at which the stock was sold on December 31, 2004, of $0.001 per share, was $76,499.

Transitional Small Business Disclosure Format (Check one):

                                            Yes [ ]     No [X]

Number of shares of common stock outstanding as of December 31, 2004:
299,247,232 shares common stock

Number of shares of preferred stock outstanding as of December 31, 2004:  None

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


(a)  Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its web site. As of December 31, 2004, the Company had an accumulated deficit of $(19,525,089) dollars. The Company expects that its operating expenses will remain the same, to keep the Company in full reporting status. Management does not expect its expenses to increase until the Company can better define its business plan. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

3) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company regards substantial elements of its underlying infrastructure as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology,documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

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


5)  Employees

The Company currently has no employees. The Company has three officers: one President, one Secretary and one Chief Financial Officer. The Company has no intention at this time to add employees.

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

No matters were submitted to the security holders for the fiscal year ending December 31, 2004.

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

                     High        Low       High        Low
                     ---         ---       ----        ---
Quarter                  2003                   2004
                         ----                   ----
First Quarter        $0.01       $0.005   $0.02      $0.02
Second Quarter       $0.01       $0.005   $0.02      $0.001
Third Quarter        $0.03       $0.01    $0.001     $0.001
Fourth Quarter       $0.02       $0.005   $0.001     $0.001

A limited market exists for the trading of the Company's common stock. During the year ending December 31, 2004, there has been limited trading activity in the Common Stock, however, there are no assurances this trading activity will continue in the future for the Common Stock.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) The Company did not repurchase any of its shares during the fiscal year covered by this report.

Holders
-------

The approximate number of holders of record of common stock as of December 31, 2004, was approximately 2,043.

         The Company has never paid any cash dividends on its Common Stock and has no present intention to do so. The Company intends to retain all of its earnings, if any, for use in its business.

Recent Sale of Unregistered Securities
--------------------------------------

During fiscal year 2004, the Company issued 194,968,000 shares of common stock for services valued at $194,968.

As of December 31, 2004, there were 299,247,232 common shares issued and outstanding.

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

The Company has not demonstrated revenues or profitability for the current fiscal year, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its business strategy. As of December 31, 2004, the Company had an accumulated deficit of $(19,525,089). The Company expects that its operating expenses will increase as it develops a new business strategy, especially in the areas of sales and marketing, and brand promotion.

Management is currently exploring various business strategies to build the Company's business. This includes evaluating various options and strategies. The analysis of new business opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's officers. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration;the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

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



(ii) Results of Operations
--------------------------

For its fiscal year ending December 31, 2004 and December 31, 2003, the Company did not generate any revenues. During fiscal year ending December 31, 2004, the Company experienced a net loss of $(76,476) or a loss (basic and diluted) per share of $(0.00) as compared to a net loss (basic and diluted) of $(239,494) or a loss per share of ($0.00) for the same period last year. All of these expenses were for general and administrative. The Company has experienced an accumulated net loss of $(19,525,089). During December 31, 2004 the Company was inactive.

(iii) Liquidity and Capital Resources
-------------------------------------

As of December 31, 2004, the Company's current assets exceeded its current liabilities by $20,982.

As of December 31, 2004, the Company has 299,247,232 shares of common stock issued and outstanding.

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


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
       -------------------------------------------------------


To the Board of Directors
Skynet Telematics Inc.


We have audited the accompanying balance sheet of Skynet Telematics Inc. as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows from December 31, 2003, through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skynet Telematics Inc. as of December 31, 2004 and the results of its operations and its cash flows from December 31, 2003, through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no current source of revenue, or operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates Chartered
    Las Vegas, Nevada
    April 26, 2007

            2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                 (702) 253-7511 Fax (702) 253-7501

                           SKYNET TELEMATICS, INC.
                               BALANCE SHEETS
              (Expressed in US dollars, unless otherwise stated)
                  December 31, 2004 and December 31, 2003


Balance Sheets

                                               Dec. 31, 2004  Dec. 31, 2003
                                               -------------  -------------
CURRENT ASSETS
Cash in bank                                   $     21,769   $     47,952
Prepaid expenses and other current assets             1,240          3,260
                                               -------------  -------------
     TOTAL CURRENT ASSETS                            23,009         51,212

     TOTAL ASSETS                              $     23,009   $     51,212
                                               =============  =============

                   LIABILITIES & STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses                 2,027         36,688
Loans payable - officer                                             99,968
                                               -------------  -------------
     TOTAL CURRENT LIABILITIES                        2,027        136,656

                                               -------------  -------------
     TOTAL LIABILITIES                                2,027        136,656

STOCKHOLDERS' (DEFICIT)
Preferred stock - $.001 par value;
  authorized: 20,000,000 shares;
  issued and outstanding: none                           -               -
Common stock - $.001 par value;
  authorized: 500,000,000 shares;
  issued and outstanding:
  299,247,232 and 104,279,232
  as of December 31, 2004 and
  December 31, 2003 respectfully                    299,248        104,280
Additional paid-in capital                       19,246,823     19,246,823
Accumulated deficit                             (19,525,089)   (19,436,547)
                                               -------------  -------------
TOTAL STOCKHOLDERS' (DEFICIT)                        20,982        (85,444)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)  $     23,009   $     51,212
                                               =============  =============

  The accompanying notes are an integral part of these financial statements.

                         SKYNET TELEMATICS, INC.
                          STATEMENTS OF INCOME
              (Expressed in US dollars, unless otherwise stated)


STATEMENTS OF INCOME

                                                 Year end       Year end
                                               Dec. 31, 2004  Dec. 31. 2003
                                               -------------  -------------
Net sales                                      $          -   $          -
Cost of sales                                             -              -
                                               -------------  -------------
     GROSS LOSS                                           -              -

General and administrative expenses                  88,542        239,534
Interest expense - net                                                 (40)
                                               -------------  -------------

      NET LOSS                                      (88,542)      (239,494)
Foreign currency translation adjustments                  -             65
                                               -------------  -------------

      TOTAL COMPREHENSIVE LOSS                 $    (88,542)  $   (239,429)
                                               -------------  -------------

Basic net loss per common share                $      (0.00)  $      (0.00)
                                               =============  =============

Weighted average number of common shares        160,057,807    100,405,179
                                               =============  =============

  The accompanying notes are an integral part of these financial statements.

                           SKYNET TELEMATICS, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              (Expressed in US dollars, unless otherwise stated)
          Years Ended December 31, 2004, 2003, 2002, 2001 and 2000



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





                           SKYNET TELEMATICS, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              (Expressed in US dollars, unless otherwise stated)
          Years Ended December 31, 2004, 2003, 2002, 2001 and 2000

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




                           SKYNET TELEMATICS, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              (Expressed in US dollars, unless otherwise stated)
          Years Ended December 31, 2004, 2003, 2002, 2001 and 2000

Issuance of
common stock
for cash
       525,000      525         21,975                                22,500

Issuance of
common stock
for expenses
     3,594,950    3,595        171,405                               175,000

Comprehensive loss
  Net loss
                                            (239,429)               (239,429)
   ----------- -------- -------------- -------------- ---------- ------------

BALANCE -
DECEMBER 31, 2003
   104,279,232 $104,280 $   19,246,823 $ (19,436,547)         -      (85,444)

Issuance of
common stock
for expenses
   194,968,000  194,968                                              194,968

Comprehensive loss
  Net loss                                   (88,542)                (88,542)
   ----------- -------- -------------- -------------- ---------- ------------

BALANCE -
DECEMBER 31, 2004
   299,247,232 $299,248 $   19,246,823 $ (19,525,089)         -  $    20,982
   =========== ======== ============== ============== ========== ============

  The accompanying notes are an integral part of these financial statements.

                          SKYNET TELEMATICS, INC.
                          STATEMENTS OF CASH FLOWS
              (Expressed in US dollars, unless otherwise stated)


Statements of Cash Flows

                                               Dec. 31. 2004  Dec. 31, 2003
                                               -------------  -------------
OPERATING ACTIVITIES
Net loss                                       $    (88,542)  $   (239,494)
Adjustments to reconcile net loss to cash
Stock issued for expenses                           194,968        175,000
Effect of foreign currency adjustments                    -             65
Changes in assets and liabilities:
   Prepaid expenses and other current assets          2,020          4,480
   Accounts payable and accrued expenses            (34,661)        18,759
                                               -------------  -------------
NET CASH USED IN OPERATING ACTIVITIES                73,785        (41,190)
                                               -------------  -------------

INVESTING ACTIVITIES
                                               -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                     -              -
                                               -------------  -------------

FINANCING ACTIVITIES
Proceeds from sales of common stock                       -         22,500
Proceeds from notes payable                               -         (8,000)
Payments of notes payable - officers                (99,968)             -
                                               -------------  -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES           (99,968)        14,500

INCREASE IN CASH                                    (26,183)       (26,690)

CASH - beginning of period                           47,952         74,642
                                               -------------  -------------

CASH - end of period                           $     21,769   $     47,952
                                               ============   =============

Supplemental disclosures:
   Interest paid                               $          -   $          -
                                               =============  =============
   Income taxes paid                           $          -   $          -
                                               =============  =============

  The accompanying notes are an integral part of these financial statements.

                         Skynet Telematics, Inc.
                                 Notes

NOTE 1.   General Organization and Business

Skynet Telematics, Inc. ("the Company") was organized March 14, 1990 (Date of Inception) under the laws of the State of Nevada, as Skynet Telematics.com,Inc. In 2002, the Company changed its name from Skynet Telematics.com, Inc. to Skynet Telematics, Inc.

Skynet Telematics, Inc. was in the business of developing, marketing, licensing and monitoring tracking and anti-theft systems for automobiles and trucks through December 28, 2001. The Company has been inactive thereafter.


NOTE 2 - Significant accounting policies and procedures

The Company has current assets of $23,009 and $2,027 current liabilities as of December 31, 2004. The relevant accounting policies are listed below.

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

                         Skynet Telematics, Inc.
                                 Notes


Foreign Currency Translation
----------------------------

The financial statements of the Company's foreign operations were measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date, through December 31, 2004. Revenues and expenses were translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments were recorded as a separate component of stockholders' equity. Upon the disposition of the foreign and subsidiaries, the cumulative profit foreign currency translation adjustment has been changed to operations.

Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.

Advertising Costs
-----------------

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the periods ended December 31, 2004.

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

                         Skynet Telematics, Inc.
                                 Notes

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company adopted the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Year-end
--------

The Company has selected December 31 as its year-end.


NOTE 3 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However the Company has no current source of revenue, or operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to complete and execute a business plan in order to supply the needed cash flow.



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
                                            ======

The Company files a U.S. income tax return and the U.K. subsidiaries had filed U.K. income tax returns. Both the U.S. and U.K. income tax returns had net losses since inception and, as such, the Company has not been required to pay income taxes. As of December 31, 2004, the Company had net operating losses available to reduce future U.S. taxable income of approximately $19,525,089, expiring through 2021, which may be limited upon a charge of ownership.



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

During 2002, the Company loaned $107,968 to an officer. This loan was paid in full as of December 31, 2004.


NOTE 6 - Stockholders' Equity

The Company is authorized to issue 500,000,000 shares of its $0.001 par value common stock and 20,000,000 shares of its $0.001 par value preferred stock.

During fiscal year 2004, the Company issued 194,968,000 shares of common stock for services valued at $194,968.

As of December 31, 2004, there were 299,247,232 common shares issued and outstanding.

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

As of December 31, 2004, no options were issued under the plan.

           Reserved shares

           As of December 31, 2004, the Company has reserved shares as follows:

                         Stock option plan                      2,533,200
                         Other options                          1,800,000 (a)
                         SSCC sellers (Note 6)                    118,333
                                                                ---------
                                                                4,451,533
                                                                =========

(a) Options to purchase 1,700,000 and 100,000 shares of common stock, exercisable at $1 and $2, per share, respectively, through July 2004. As of December 31, 2004, no shares under option have been exercised and the plan has been cancelled.


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

                            Skynet Telematics, Inc.
                                    Notes


NOTE 9.   Revenue and Expenses

The Company currently has no operations and no revenues.


NOTE 10.   Operating Leases and Other Commitments

The Company also has no lease obligations.

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

During the two fiscal years of the Registrant ended December 31, 2004 and December 31, 2004 and the interim period through the date of this Current Report on Form 8-K, the Registrant did not consult with Moore & Associates Chartered regarding (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Registrant's financial statements, and either a written report was provided to the Registrant or oral advice was provided that Moore & Associates Chartered concluded was an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

ITEM 8a. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

           Name                 Age                  Position
--------------------------      ---       -----------------------------------
Tomas Wilmot                    59        President and Chairman of the Board
Mark Dingley                    48        Chief Financial Officer
Kevin Wilmot                    37        Secretary
Christopher Wilmot              36        Executive Officer

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


ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2004. Skynet intends to pay salaries when cash flow permits.



SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                          Other Annual
Principal Position  Year    Salary ($)     Bonus ($)   Compensation ($)
-------------------------------------------------------------------------------
Tomas George Wilmot
    President      2004     45,000         -0-           -0-
    Director       2003    100,000         -0-           -0-
                   2002    100,000         -0-           -0-

Mark Dingley
    CFO            2004     10,000         -0-           -0-
                   2003     10,000         -0-           -0-
                   2002     10,000         -0-           -0-

Kevin Wilmot
    Secretary      2004     10,000         -0-           -0-
                   2003     10,000         -0-           -0-
                   2002     17,850         -0-           -0-

Christopher Wilmot
    Exe. Officer   2004     10,000         -0-           -0-
                   2003     10,000         -0-           -0-
                   2002     17,850         -0-           -0-



-------------------------------------------------------------------------------

Long Term Compensation Table


                       --------------------------------------------------------
                                        Long Term Compensation
                       --------------------------------------------------------
                                    Awards             Payouts
                       --------------------------------------------------------
                        Restricted Stock Securities       LTIP      All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts   Compensation
     Position     Year              SARs(#)               ($)       ($)
------------------------------------------------------------------------------
Tomas George Wilmot
    President      2004    -0-           -0-                -0-(1)   -0-
    Director       2003    -0-         1,000,000            -0-(1)   -0-
                   2002    -0-         1,000,000            -0-(1)   -0-

Mark Dingley
    CFO            2004    -0-           -0-                -0-      -0-
                   2003    -0-           100,000            -0-      -0-
                   2002    -0-           100,000            -0-      -0-

Kevin Wilmot
    Secretary      2004    -0-           -0-                -0-      -0-
                   2003    -0-           100,000            -0-      -0-
                   2002    -0-           100,000            -0-      -0-

Christopher Wilmot
    Exec. Officer  2004    -0-           -0-                -0-      -0-
                   2003    -0-           100,000            -0-      -0-
                   2002    -0-           100,000            -0-      -0-

1)  Exclusive of $50,000, payable upon the Company's profitably, if any.

The Company currently does not have employment agreements with its executive officers. The executive officer/director of the Company has agreed to take no salary until the Company can generate enough revenues to support salaries on a regular basis. The officer will not be compensated for services previously provided. They will receive no accrued remuneration.


Compensation of Directors
-------------------------

No director receives any fee, salary or commission for service as a director. In addition, no such arrangement is contemplated for the foreseeable future.


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2004, by each person known by Skynet Telematics, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.





Beneficial Ownership Table
--------------------------
                                                   Shares       Percentage
Name and Address of                              Beneficially       of
 Beneficial Owner                                  Owned         Class(1)
---------------------------                      ------------   ----------
Tomas Wilmot(2)                                  90,968,000     30.3%
Kevin Wilmot(2)                                  47,555,000     15.9%
Mark Dingley(2)                                  30,480,000     10.2%
Christopher Wilmot(2)                            47,745,023     15.9%
------------------------------------------------------------------------
Officers and directors as a group               216,748,023     72.3%

(1) Percentages are based on 299,247,232 issued and outstanding as of December 31, 2004
(2) c/o Skynet Telematics ,Administration Centre, Buckhurst Westwood Lane Normandy, Surrey GU3 2JE, U.K.
B.  Persons Sharing Ownership of Control of Shares

Tomas Wilmot, Kevin Wilmot, Christopher Wilmost and Mark Dingley, individually, own shares the power to vote ten percent (10%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

There are no options, warrants or rights to purchase securities of the Company.

E.  Preferred Stock

None issued.

F.  Parents of Issuer

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

The Company filed a Current Report on April 19, 2007, pursuant to Item 4.01 ("Changes in Registrant's Certifying Accountant").

Item 14. Principal Accountant Fees and Services

AUDIT FEES

Moore & Associates, Chartered as our independent accountants audited our financial statements for the year ending December 31, 2004 and 2003.

Audit  Fees:

The aggregate fees we paid Moore & Associates, Chartered during the fiscal years ended December 31, 2004 and December 31, 2003 for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal years 2004 and 2003 included in the Company's Form 10-KSB was approximately $2,000 and $2,000 respectfully.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 for fiscal years 2004 and 2003.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal years 2004 and 2003 was $0.

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