Form 10KSB
period 2005-12-31
SKYNET TELEMATICS INC
filed 2007-05-22
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2005

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

The aggregate market value of the 82,499,209 shares of voting stock held by non-affiliates of the Registrant, computed by reference to the closing price at which the stock was sold on December 31, 2005, of $.001 per share, was $82,499.



Transitional Small Business Disclosure Format (Check one):

                                            Yes [ ]     No [X]

Number of shares of common stock outstanding as of December 31, 2005:
299,247,232 shares common stock

Number of shares of preferred stock outstanding as of December 31, 2005:  None

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


(a)  Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its web site. As of December 31, 2005, the Company had an accumulated deficit of $(19,536,492) dollars. The Company expects that its operating expenses will remain the same, to keep the Company in full reporting status. Management does not expect its expenses to increase until the Company can better define its business plan. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

(d)  Selection of a Business Opportunity

Should the company pursue other potential business opportunities, it anticipates they will be referred from various sources, including its officers and directors, professional advisors, and its shareholders, who may present unsolicited proposals. The Company does not plan to engage in any general solicitation or advertising for a business opportunity, and would rely upon personal contacts of its officers, as well as indirect associations with other business and professional people. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company. As of the filing date there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker-dealers or venture capitalists. The Company's present intentions are to rely upon its president to effect those services normally provided by professional advisors or financial consultants.

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

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

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


5)  Employees

The Company has no employees other than its four officers: one President, one Chief Financial Officer, one Secretary and one Executive Officer. The Company has no intention at this time to add employees.

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

No matters were submitted to the security holders for the fiscal year ending December 31, 2005.

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


                     High        Low       High        Low
                     ---         ---       ----        ---
Quarter                  2004                   2005
                         ----                   ----
First Quarter        $0.02       $0.02    $0.001     $0.001
Second Quarter       $0.02       $0.001   $0.005     $0.001
Third Quarter        $0.001      $0.001   $0.005     $0.001
Fourth Quarter       $0.001      $0.001   $0.005     $0.001


A limited market exists for the trading of the Company's common stock. During the year ending December 31, 2005, there has been limited trading activity in the Common Stock, however, there are no assurances this trading activity will continue in the future for the Common Stock.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) The Company did not repurchase any of its shares during the fiscal year covered by this report.

Holders
-------

The approximate number of holders of record of common stock as of December 31, 2005, was approximately 2,104.

         The Company has never paid any cash dividends on its Common Stock and has no present intention to do so. The Company intends to retain all of its earnings, if any, for use in its business.


Recent Sale of Unregistered Securities
--------------------------------------

         The Company did not sell nor issue any stock during the fiscal year ended December 31, 2005.

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

The Company's prospects must be considered in light of the risks,uncertainties, expenses and difficulties frequently encountered by companies in their early stages of a new business plan. Such risks include, without limitation, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not demonstrated revenues or profitability for the current fiscal year, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its business strategy. As of December 31, 2005, the Company had an accumulated deficit of $(19,536,492). The Company expects that its operating expenses will increase as it develops a new business strategy, especially in the areas of sales and marketing, and brand promotion.

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



(ii) Results of Operations
--------------------------

For its fiscal year ending December 31, 2005 and December 31,2004, the Company did not generate any revenues. During fiscal year ending December 31, 2005, the Company experienced a net loss of $(11,403) or a loss (basic and diluted) per share of $(0.00) as compared to a net loss (basic and diluted) of $(76,476) or a loss per share of ($0.00) for the same period last year. All of these expenses were for general and administrative. The Company has experienced an accumulated net loss of $(19,536,492). During December 31, 2005 the Company was inactive.

(iii) Liquidity and Capital Resources
-------------------------------------

As of December 31, 2005, the Company's current assets exceeded its current liabilities by $9,579.

As of December 31, 2005, the Company has 299,247,232 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the quarter ended December 31, 2005. The Company has no employment agreements in place with its officers.

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


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
       -------------------------------------------------------


To the Board of Directors
Skynet Telematics Inc.


We have audited the accompanying balance sheet of Skynet Telematics Inc. as of December 31, 2005, and the related statements of operations, stockholders' equity and cash flows from December 31, 2004, through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skynet Telematics Inc. as of December 31, 2005 and the results of its operations and its cash flows from December 31, 2004, through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates Chartered
    Las Vegas, Nevada
    April 26, 2007

            2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                 (702) 253-7511 Fax (702) 253-7501

                          SKYNET TELEMATICS, INC.
                               BALANCE SHEETS
              (Expressed in US dollars, unless otherwise stated)
                   December 31, 2005 and December 31, 2004

Balance Sheets
                                                Dec. 31, 2005  Dec. 31, 2004
                                                -------------  -------------
CURRENT ASSETS
Cash in bank                                    $     11,719   $     21,769
Prepaid expenses and other current assets                             1,240
                                                -------------  -------------
     TOTAL CURRENT ASSETS                             11,719         23,009

     TOTAL ASSETS                               $     11,719   $     23,009
                                                =============  =============

                     LIABILITIES & STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses                  2,140          2,027

                                                -------------  -------------
     TOTAL CURRENT LIABILITIES                         2,140          2,027

                                                -------------  -------------
     TOTAL LIABILITIES                                 2,140          2,027

STOCKHOLDERS' (DEFICIT)
Preferred stock - $.001 par value;
  authorized: 20,000,000 shares;
  issued and outstanding: none                             -              -
Common stock - $.001 par value;
  authorized: 500,000,000 shares;
  issued and outstanding:
  299,247,232 and 299,247,232
  as of December 31, 2005 and December
  31, 2004 respectfully                              299,248        299,248
                                                -------------  -------------
Additional paid-in capital                        19,246,823     19,246,823
Accumulated deficit                              (19,536,492)   (19,525,089)
                                                -------------  -------------
     TOTAL STOCKHOLDERS' (DEFICIT)                     9,579         20,982

     TOTAL LIABILITIES AND
       STOCKHOLDERS' (DEFICIT)                  $     11,719   $     23,009
                                                =============  =============

  The accompanying notes are an integral part of these financial statements.

                            SKYNET TELEMATICS, INC.
                             STATEMENTS OF INCOME
              (Expressed in US dollars, unless otherwise stated)

                                                   Year end      Year end
                                                Dec. 31, 2005  Dec. 31, 2004
                                                -------------  -------------
Net sales                                       $          -   $          -
Cost of sales                                              -              -
                                                -------------  -------------
     GROSS LOSS                                            -              -

General and administrative expenses                   11,403         88,542
                                                -------------  -------------
     NET LOSS                                        (11,403)       (88,542)

Foreign currency translation adjustments                   -              -
                                                -------------  -------------
TOTAL COMPREHENSIVE LOSS                             (11,403)       (88,542)
                                                -------------  -------------

Basic net loss per common share                        (0.00)         (0.00)
                                                =============  =============

Weighted average number of common shares         192,178,444    160,057,807
                                                =============  =============


  The accompanying notes are an integral part of these financial statements.

                           SKYNET TELEMATICS, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              (Expressed in US dollars, unless otherwise stated)
      Years Ended December 31, 2005, 2004, 2003, 2002, 2001 and 2000



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






                           SKYNET TELEMATICS, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              (Expressed in US dollars, unless otherwise stated)
      Years Ended December 31, 2005, 2004, 2003, 2002, 2001 and 2000


Issuance of
common stock
for cash (net of
costs of $469,462)
    24,347,033   24,347      1,071,069                             1,095,416

Issuance of
common stock
for expenses
     4,115,500    4,116        272,884                               277,000

Issuance of
common stock for
repayment of debt
     1,110,272    1,110       343,074                                344,184

Comprehensive loss
  Net loss
                                          (3,837,473)             (3,837,473)
  Foreign currency translation adjustments
                                                        (62,811)     (62,811)
   ----------- -------- -------------- -------------- ---------- ------------
BALANCE -
DECEMBER 31, 2001
    59,686,809 $ 59,687 $   17,691,013 $ (18,313,209) $    NONE  $  (562,509)

Issuance of
common stock
for cash
    28,148,073   28,149      1,238,894                              1,267,043

Issuance of
common stock
for expenses
    12,324,400   12,324        123,536                               135,680

Comprehensive loss
  Net loss                                  (883,909)               (883,909)
   ----------- -------- -------------- -------------- ---------- ------------

BALANCE -
DECEMBER 31, 2002
   100,159,282 $100,160 $   19,053,443 $ (19,197,118)                (43,515)

Issuance of
common stock
for cash
       525,000      525         21,975                                22,500



                           SKYNET TELEMATICS, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              (Expressed in US dollars, unless otherwise stated)
      Years Ended December 31, 2005, 2004, 2003, 2002, 2001 and 2000


Issuance of
common stock
for expenses
     3,594,950    3,595        171,405                               175,000

Comprehensive loss
  Net loss
                                            (239,429)               (239,429)
   ----------- -------- -------------- -------------- ---------- ------------

BALANCE -
DECEMBER 31, 2003
   104,279,232 $104,280 $   19,246,823 $ (19,436,547)         -      (85,444)

Issuance of
common stock
for expenses
   194,968,000  194,968                                              194,968

Comprehensive loss
  Net loss                                   (88,542)                (88,542)
   ----------- -------- -------------- -------------- ---------- ------------

BALANCE -
DECEMBER 31, 2004
   299,247,232 $299,248 $   19,246,823 $ (19,525,089)         -       20,982

Comprehensive loss
  Net loss
                                             (11,403)                (11,403)
   ----------- -------- -------------- -------------- ---------- ------------

BALANCE -
DECEMBER 31, 2005
   299,247,232 $299,248 $   19,246,823 $ (19,536,492)         -  $     9,579
   =========== ======== ============== ============== ========== ============

  The accompanying notes are an integral part of these financial statements.

                         SKYNET TELEMATICS, INC.
                         STATEMENTS OF CASH FLOWS
              (Expressed in US dollars, unless otherwise stated)


Statements of Cash Flows

                                               Dec. 31, 2005  Dec. 31. 2004
                                               -------------  -------------
OPERATING ACTIVITIES
Net loss                                       $    (11,403)  $    (88,542)
Adjustments to reconcile net loss to cash
 used in operating activities
Stock issued for expenses                                 -        194,968
Changes in assets and liabilities:
   Prepaid expenses and other current assets          1,240          2,020
   Accounts payable and accrued expenses                113        (34,661)
                                               -------------  -------------
NET CASH USED IN OPERATING ACTIVITIES               (10,050)        73,785
                                               -------------  -------------

INVESTING ACTIVITIES
                                               -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                     -              -
                                               -------------  -------------

FINANCING ACTIVITIES
Payments of notes payable - officers                      -        (99,968)
                                               -------------  -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 -        (99,968)
                                               -------------  -------------

INCREASE IN CASH                                    (10,050)       (26,183)

CASH - beginning of period                           21,769         47,952
                                               -------------  -------------

CASH - end of period                           $     11,719   $     21,769

Supplemental disclosures:
   Interest paid                               $          -   $          -
                                               =============  =============
   Income taxes paid                           $          -   $          -
                                               =============  =============


  The accompanying notes are an integral part of these financial statements.

                         Skynet Telematics, Inc.
                                 Notes

NOTE 1.   General Organization and Business

Skynet Telematics, Inc. ("the Company") was organized March 14, 1990 (Date of Inception) under the laws of the State of Nevada, under the name Peripheral
Connections, Inc.   The name was changed to Skynet Telematics, Inc. in 1998
and to Skynet Telematics.com, Inc. in 2000. The name was changed back to Skynet Telematics, Inc. in 2002.

Skynet Telematics, Inc. was in the business of developing, marketing, licensing and monitoring tracking and anti-theft systems for automobiles and trucks through December 28, 2001. The Company has been inactive thereafter.


NOTE 2 - Significant accounting policies and procedures

The Company has current assets of $11,719 and $2,140 current liabilities as of December 31, 2005. The relevant accounting policies are listed below.

Basis of Accounting
-------------------

The basis is United States generally accepted accounting principles.

Earnings per Share
------------------
The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Revenue recognition
-------------------

The Company recognizes revenue on an accrual basis as it invoices for services.

                         Skynet Telematics, Inc.
                                 Notes


Foreign Currency Translation
----------------------------

The financial statements of the Company's foreign operations were measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date, through December 31, 2005. Revenues and expenses were translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments were recorded as a separate component of stockholders' equity. Upon the disposition of the foreign and subsidiaries, the cumulative profit foreign currency translation adjustment has been changed to operations.


Dividends
---------

The Company has not yet adopted any policy regarding payment of dividends. No Dividends have been paid during the period shown.

Income Taxes
------------

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year-end
--------

The Company has selected December 31 as its year-end.

Advertising
-----------

Advertising is expensed when incurred. There has been no advertising during the period.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                         Skynet Telematics, Inc.
                                 Notes


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
                                            ======

The Company files a U.S. income tax return and the U.K. subsidiaries had filed U.K. income tax returns. Both the U.S. and U.K. income tax returns had net losses since inception and, as such, the Company has not been required to pay income taxes. As of December 31, 2005, the Company had net operating losses available to reduce future U.S. taxable income of approximately $19,536,492, expiring through 2021, which may be limited upon a charge of ownership.

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

During fiscal year 2005, the Company did not issued any shares of its common stock.

As of December 31, 2005, there were 299,247,232 common shares issued and outstanding.


NOTE 7 - Warrants and options

There are no outstanding options, warrants or rights to purchase securities of the Company.


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

                         Skynet Telematics, Inc.
                                 Notes


NOTE 10.   Operating Leases and Other Commitments

The Company also has no lease obligations.


NOTE 11.  Recent Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

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

During the two fiscal years of the Registrant ended December 31, 2004 and December 31, 2005 and the interim period through the date of this Current Report on Form 8-K, the Registrant did not consult with Moore & Associates Chartered regarding (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Registrant's financial statements, and either a written report was provided to the Registrant or oral advice was provided that Moore & Associates Chartered concluded was an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Pursuant to Section 16 of the Exchange Act, the Company's Directors and executive officers and beneficial owners of more than 5% of the Company's common stock, par value $.001 ("Common Stock"), are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended December 31, 2005.


ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2005. Skynet intends to pay salaries when cash flow permits.



SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                          Other Annual
Principal Position  Year    Salary ($)     Bonus ($)   Compensation ($)
-------------------------------------------------------------------------------
Tomas George Wilmot
    President      2005     -0-            -0-           -0-
    Director       2004     45,000         -0-           -0-
                   2003    100,000         -0-           -0-

Mark Dingley
    CFO            2005     -0-            -0-           -0-
                   2004     10,000         -0-           -0-
                   2003     10,000         -0-           -0-

Kevin Wilmot
    Secretary      2005     -0-            -0-           -0-
                   2004     10,000         -0-           -0-
                   2003     10,000         -0-           -0-

Christopher Wilmot
    Exe. Officer   2005     -0-            -0-           -0-
                   2004     10,000         -0-           -0-
                   2003     10,000         -0-           -0-


-------------------------------------------------------------------------------

Long Term Compensation Table


                       --------------------------------------------------------
                                        Long Term Compensation
                       --------------------------------------------------------
                                    Awards             Payouts
                       --------------------------------------------------------
                        Restricted Stock Securities       LTIP     All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts  Compensation
     Position     Year              SARs(#)               ($)      ($)
------------------------------------------------------------------------------
Tomas George Wilmot
    President      2005    -0-           -0-                -0-      -0-
    Director       2004    -0-           -0-                -0-      -0-
                   2003    -0-         1,000,000            -0-      -0-

Mark Dingley
    CFO            2005    -0-           -0-                -0-      -0-
                   2004    -0-           -0-                -0-      -0-
                   2003    -0-           100,000            -0-      -0-

Kevin Wilmot
    Secretary      2005    -0-           -0-                -0-      -0-
                   2004    -0-           -0-                -0-      -0-
                   2003    -0-           100,000            -0-      -0-

Christopher Wilmot
    Exec. Officer  2005    -0-           -0-                -0-      -0-
                   2004    -0-           -0-                -0-      -0-
                   2003    -0-           100,000            -0-      -0-




The Company currently does not have employment agreements with its executive officers. The executive officers/directors of the Company have agreed to take no salary until the Company can generate enough revenues to support salaries on a regular basis. The officers will not be compensated for services previously provided. They will receive no accrued remuneration.

Compensation of Directors
-------------------------

No director receives any fee, salary or commission for service as a director. In addition, no such arrangement is contemplated for the foreseeable future.


Code of Ethics
--------------

The company has not adopted a Code of Ethics for the Board and the salaried employees.

Audit Committee
---------------

The company does not presently have an Audit Committee. The member of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.


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

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with clean backgrounds.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2005, by each person known by Skynet Telematics, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.


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

(1) Percentages are based on 299,247,232 issued and outstanding as of December 31, 2005
(2) c/o Skynet Telematics ,Administration Centre, Buckhurst Westwood Lane Normandy Surrey GU3 2JE, U.K.


B.  Persons Sharing Ownership of Control of Shares

Tomas Wilmot, Kevin Wilmot, Christopher Wilmot and Mark Dingley, individually, own shares the power to vote ten percent (10%) or more of the Company's securities.

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

(b)  REPORTS ON FORM 8-K

No Current Reports were filed during the fiscal year ending December 31, 2005.


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

The Company filed a Current Report on April 19, 2007, pursuant to Item 4.01 ("Changes in Registrant's Certifying Accountant").

Item 14. Principal Accountant Fees and Services

AUDIT FEES

Moore & Associates, Chartered as our independent accountants audited our financial statements for the year ending December 31, 2005 and 2004.

Audit  Fees:

The aggregate fees we paid Moore & Associates, Chartered during the fiscal years ended December 31, 2005 and December 31, 2004 for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal years 2005 and 2004 included in the Company's Form 10-KSB was approximately $2,000 and $2,000 respectfully.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 for fiscal years 2005 and 2004.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal years 2005 and 2004 was $0.

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