Form 10QSB
period 2006-06-30
SKYNET TELEMATICS INC
filed 2007-05-22
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2006
---------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of June 30, 2006: 299,247,232 shares common stock

Number of shares of preferred stock outstanding as of June 30, 2006:  None

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the quarter ending June 30, 2006. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the quarterly period ending June 30, 2006, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


          Report of Independent Registered Public Accounting Firm
          -------------------------------------------------------


To the Board of Directors
Skynet Telematics Inc.


We have reviewed the accompanying balance sheet of Skynet Telematics Inc. as of June 30, 2006, and the related statements of operations, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Skynet Telematics Inc.

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the accompanying financial statements, the Company had a net loss of $19,536,492 for the period ended June 30, 2006. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    April 26, 2007


           2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                      (702) 253-7511 Fax: (702)253-7501

                          SKYNET TELEMATICS, INC.
                               BALANCE SHEETS
               Expressed in U.S. Dollars, unless stated otherwise
                      June 30, 2006 and December 31, 2005



Balance Sheets


                                               June 30, 2006
                                                (unaudited)   Dec. 31, 2005
                                               -------------  -------------
CURRENT ASSETS

Cash in bank                                   $     11,719   $     11,719

                                               -------------  -------------
     TOTAL CURRENT ASSETS                            11,719         11,719

     TOTAL ASSETS                              $     11,719   $     11,719
                                               =============  =============

                       LIABILITIES & STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses                 2,140          2,140
                                               -------------  -------------

     TOTAL CURRENT LIABILITIES                        2,140          2,140

                                               -------------  -------------
     TOTAL LIABILITIES                                2,140          2,140

STOCKHOLDERS' (DEFICIT)
Preferred stock - $.001 par value;
  authorized: 20,000,000 shares;
  issued and outstanding: none
Common stock - $.001 par value;
  authorized: 500,000,000 shares;
  issued and outstanding: 299,247,232
  and 299,247,232 as of June 30, 2006
  and December 31, 2005 respectfully                299,248        299,248
Additional paid-in capital                       19,246,823     19,246,823
Accumulated deficit                             (19,536,492)   (19,536,492)
                                               -------------  -------------
TOTAL STOCKHOLDERS' (DEFICIT)                         9,579          9,579

     TOTAL LIABILITIES AND
       STOCKHOLDERS' (DEFICIT)                 $     11,719   $     11,719
                                               =============  =============

  The accompanying notes are an integral part of these financial statements.

                          SKYNET TELEMATICS, INC.
                           STATEMENTS OF INCOME
             Expressed in U.S. Dollars, unless stated otherwise
                                 (unaudited)



Statements of Income


                               Three Months Ending      Six Months Ending
                              ----------------------  ----------------------
                               June 30,    June 30,    June 30,    June 30,
                                 2006        2005        2006        2005
                              ----------  ----------  ----------  ----------
Net sales                     $       -   $       -   $       -   $       -
Cost of sales                         -           -           -           -
                              ----------  ----------  ----------  ----------
     GROSS LOSS                       -           -           -           -

General and administrative
  expenses                            -         575           -      11,093
                              ----------  ----------  ----------  ----------
     NET LOSS                         -        (575)          -     (11,093)

Foreign currency translation
  Adjustments                         -           -           -           -
                              ----------  ----------  ----------  ----------
     TOTAL COMPREHENSIVE LOSS $       -   $    (575)  $       -   $ (11,093)
                              ----------  ----------  ----------  ----------

Basic net loss per
   common share               $    0.00   $   (0.00)  $   (0.00)  $   (0.00)
                              ----------  ----------  ----------  ----------
Weighted average number of
  common shares             172,711,391 100,405,907 172,711,391 100,405,907
                            =========== =========== =========== ===========

  The accompanying notes are an integral part of these financial statements.

                          SKYNET TELEMATICS, INC.
                         STATEMENTS OF CASH FLOWS
             Expressed in U.S. Dollars, unless stated otherwise
                                (unaudited)


Statements of Cash Flows


                                                    Six  months ending
                                                ----------------------------
                                                June 30, 2006  June 30, 2005
                                                -------------  -------------
OPERATING ACTIVITIES
Net loss                                        $          -   $    (11,093)
Adjustments to reconcile net loss to cash
  used in operating activities
Prepaid expenses and other current assets                  -            930
Accounts payable and accrued expenses                      -            113
                                                -------------  -------------
NET CASH USED IN OPERATING ACTIVITIES                      -        (10,050)
                                                -------------  -------------

INVESTING ACTIVITIES
                                                -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                      -              0
                                                -------------  -------------

FINANCING ACTIVITIES
                                                -------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  -              -
                                                -------------  -------------

INCREASE IN CASH                                           -        (10,050)

CASH - beginning of period                            11,719         21,769
                                                -------------  -------------

CASH - end of period                            $     11,719   $     11,719
                                                ============   =============

Supplemental disclosures:
   Interest paid                                $         -    $           -
                                                ===========    =============
   Income taxes paid                            $         -    $           -
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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2006, the Company has accumulated operating losses of approximately $19,536,492 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. However the Company has no current source of revenue, or operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to complete and execute a business plan in order to supply the needed cash flow. There is no assurance that any such activity will generate funds that will be available for operations.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of June 30, 2006, the Company had an accumulated deficit of $(19,536,492) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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


Results of Operations
---------------------

During the period ended June 30, 2006, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

During the quarter ended June 30, 2006, the Company had no expenses as compared to a net loss of $(575) for the same period last year. During the six months ended June 30, 2006, the Company had no expenses as compared to a net loss of $(11,093) for the same period last year. These expenses represented general and administrative expenses. Management is paying the day-to-day corporate expenses personally, without seeking reimbursement from the Company for these paid expenses.


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

Liquidity and Capital Resources
-------------------------------

As of June 30, 2006, the Company's current assets exceeded its current liabilities by $9,579.

As of June 30, 2006, the Company has 299,247,232 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the quarter ended June 30, 2006. The Company has no employment agreements in place with its officers.

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


b)  Reports on Form 8-K

None filed during the quarter ended June 30, 2006.

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