Form 10KSB
period 2006-12-31
SKYNET TELEMATICS INC
filed 2007-05-22
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2006

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

The aggregate market value of the 82,499,209 shares of voting stock held by non-affiliates of the Registrant, computed by reference to the closing price at which the stock was sold on December 31, 2006, of $0.001 per share, was $82,499.


Transitional Small Business Disclosure Format (Check one):

                                            Yes [ ]     No [X]

Number of shares of common stock outstanding as of May 18, 2007:
299,247,232 shares common stock

Number of shares of preferred stock outstanding as of May 18, 2007:  None

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


(a)  Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its web site. As of December 31, 2006, the Company had an accumulated deficit of $(19,536,542) dollars. The Company expects that its operating expenses will remain the same, to keep the Company in full reporting status. Management does not expect its expenses to increase until the Company can better define its business plan. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

(b)  Developing New Business Strategies

The Company is assessing various options and strategies to become a profitable corporation. The analysis of new business opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's President. In analyzing prospective business opportunities, the Company's President will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

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

The Company will not restrict its search to any particular business, industry, or geographical location. Management reserves the right to evaluate and enter into any type of business in any location. In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation. The Company may participate in a newly organized business venture or in a more established business. Participation in a new business venture entails greater risks since, in many instances, management of such a venture may not have a proven track record; the eventual market for such venture's product or services will likely not be established; and the profitability of the venture will be untested and impossible to accurately forecast. Should the Company participate in a more established venture that is experiencing financial difficulty, risks may stem from the Company's inability to generate sufficient funds to manage or reverse the circumstances causing such financial problems.

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

No matters were submitted to the security holders for the fiscal year ending December 31, 2006.

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


                     High        Low       High        Low
                     ---         ---       ----        ---
Quarter                  2005                   2006
                         ----                   ----
First Quarter        $0.001      $0.001   $0.001     $0.001
Second Quarter       $0.005      $0.001   $0.001     $0.001
Third Quarter        $0.005      $0.001   $0.001     $0.001
Fourth Quarter       $0.005      $0.001   $0.001     $0.001


A limited market exists for the trading of the Company's common stock. During the year ending December 31, 2006, there has been limited trading activity in the Common Stock, however, there are no assurances this trading activity will continue in the future for the Common Stock.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) The Company did not repurchase any of its shares during the fiscal year covered by this report.

Holders
-------

The approximate number of holders of record of common stock as of December 31, 2006, was approximately 2,104.

The Company has never paid any cash dividends on its Common Stock and has no present intention to do so. The Company intends to retain all of its earnings, if any, for use in its business.


Recent Sale of Unregistered Securities.


         The Company did not sell nor issue any stock during the fiscal year ended December 31, 2006.

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

The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of a new business plan. Such risks include, without limitation, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not demonstrated revenues or profitability for the current fiscal year, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its business strategy. As of December 31, 2006, the Company had an accumulated deficit of $(19,536,542). The Company expects that its operating expenses will increase as it develops a new business strategy, especially in the areas of sales and marketing, and brand promotion.

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



(ii) Results of Operations
--------------------------

For its fiscal year ending December 31, 2006 and December 31, 2005, the Company did not generate any revenues. During fiscal year ending December 31, 2006, the Company experienced a net loss of $(50) or a loss (basic and diluted) per share of $(0.00) as compared to a net loss (basic and diluted) of $(11,403) or a loss per share of ($0.00) for the same period last year. All of these expenses were for general and administrative. The Company has experienced an accumulated net loss of $(19,536,542). During December 31, 2006 the Company was inactive.

(iii) Liquidity and Capital Resources
-------------------------------------

As of December 31, 2006, the Company's current assets exceeded its current liabilities by $9,529.

As of December 31, 2006, the Company has 299,247,232 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the year ended December 31, 2006. The Company has no employment agreements in place with its officers.

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


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
       -------------------------------------------------------


To the Board of Directors
Skynet Telematics Inc.


We have audited the accompanying balance sheet of Skynet Telematics Inc. as of December 31, 2006, and the related statements of operations, stockholders' equity and cash flows from December 31, 2005, through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skynet Telematics Inc. as of December 31, 2006 and the results of its operations and its cash flows from December 31, 2005, through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates Chartered
    Las Vegas, Nevada
    April 26, 2007

            2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                 (702) 253-7511 Fax (702) 253-7501

                           SKYNET TELEMATICS, INC.
                                BALANCE SHEETS
              (Expressed in US dollars, unless otherwise stated)
                  December 31, 2006 and December 31, 2005


Balance Sheets

                                               Dec. 31, 2006  Dec. 31, 2005
                                               -------------  -------------
CURRENT ASSETS
Cash in bank                                   $      8,669   $     11,719
Prepaid expenses and other current assets             1,966              -
                                               -------------  -------------

     TOTAL CURRENT ASSETS                            10,635         11,719

     TOTAL ASSETS                              $     10,635   $     11,719
                                               =============  =============

                   LIABILITIES & STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses                 1,106          2,140
                                               -------------  -------------
     TOTAL CURRENT LIABILITIES                        1,106          2,140
Loans payable
                                               -------------  -------------
     TOTAL LIABILITIES                                1,106          2,140

STOCKHOLDERS' (DEFICIT)
Preferred stock - $.001 par value;
  authorized: 20,000,000 shares;
  issued and outstanding: none
Common stock - $.001 par value;
  authorized: 500,000,000 shares;
  issued and outstanding:
  299,247,232 and 299,247,232
  as of December 31, 2005 and December
  31, 2006 respectfully                             299,248        299,248
Additional paid-in capital                       19,246,823     19,246,823
Accumulated deficit                             (19,536,542)   (19,536,492)
                                               -------------  -------------
TOTAL STOCKHOLDERS' (DEFICIT)                         9,529          9,579

     TOTAL LIABILITIES AND
       STOCKHOLDERS' (DEFICIT)                 $     10,635   $     11,719
                                               =============  =============

  The accompanying notes are an integral part of these financial statements.

                            SKYNET TELEMATICS, INC.
                             STATEMENTS OF INCOME
              (Expressed in US dollars, unless otherwise stated)


                                                                 Year end
                                               Dec. 31, 2006  Dec. 31, 2005
                                               -------------  -------------
Net sales                                      $          -   $          -
Cost of sales                                             -              -
                                               -------------  -------------
     GROSS LOSS                                           -              -

General and administrative expenses                      50         11,403
                                               -------------  -------------

     NET LOSS                                           (50)       (11,403)
Foreign currency translation adjustments
                                               -------------  -------------

TOTAL COMPREHENSIVE LOSS                       $        (50)  $    (11,403)
                                               -------------  -------------

Basic net loss per common share                $      (0.00)  $      (0.00)
                                               =============  =============
Weighted average number of common shares         212,253,842   192,178,444
                                                =============  =============


  The accompanying notes are an integral part of these financial statements.

                             SKYNET TELEMATICS, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              (Expressed in US dollars, unless otherwise stated)
    Years Ended December 31, 2006, 2005, 2004, 2003, 2002, 2001 and 2000



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






                             SKYNET TELEMATICS, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              (Expressed in US dollars, unless otherwise stated)
    Years Ended December 31, 2006, 2005, 2004, 2003, 2002, 2001 and 2000

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




                             SKYNET TELEMATICS, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              (Expressed in US dollars, unless otherwise stated)
    Years Ended December 31, 2006, 2005, 2004, 2003, 2002, 2001 and 2000

Issuance of
common stock
for cash
       525,000      525         21,975                                22,500

Issuance of
common stock
for expenses
     3,594,950    3,595        171,405                               175,000

Comprehensive loss
  Net loss
                                            (239,429)               (239,429)
   ----------- -------- -------------- -------------- ---------- ------------

BALANCE -
DECEMBER 31, 2003
   104,279,232 $104,280 $   19,246,823 $ (19,436,547)         -      (85,444)

Issuance of
common stock
for expenses
   194,968,000  194,968                                              194,968

Comprehensive loss
  Net loss                                   (88,542)                (88,542)
   ----------- -------- -------------- -------------- ---------- ------------

BALANCE -
DECEMBER 31, 2004
   299,247,232 $299,248 $   19,246,823 $ (19,525,089)         -       20,982

Comprehensive loss
  Net loss
                                             (11,403)                (11,403)
   ----------- -------- -------------- -------------- ---------- ------------

BALANCE -
DECEMBER 31, 2005
   299,247,232 $299,248 $   19,246,823 $ (19,536,492)         -        9,579

Comprehensive loss
  Net loss
                                                 (50)                    (50)
   ----------- -------- -------------- -------------- ---------- ------------
BALANCE -
DECEMBER 31, 2006
   299,247,232 $299,248 $   19,246,823 $ (19,536,542)         -  $     9,529
   =========== ======== ============== ============== ========== ============

  The accompanying notes are an integral part of these financial statements.

                          SKYNET TELEMATICS, INC.
                         STATEMENTS OF CASH FLOWS
              (Expressed in US dollars, unless otherwise stated)


Statements of Cash Flows

                                              Dec. 31, 2006  Dec. 31, 2005
                                              -------------  -------------
OPERATING ACTIVITIES
Net loss                                      $        (50)  $    (11,403)
Adjustments to reconcile net loss to cash
  used in operating activities
Changes in assets and liabilities:
   Prepaid expenses and other current assets        (1,966)         1,240
   Accounts payable and accrued expenses            (1,034)           113
                                              -------------  -------------
NET CASH USED IN OPERATING ACTIVITIES               (3,050)       (10,050)
                                              -------------  -------------

INVESTING ACTIVITIES
                                              -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                    -              -
                                              -------------  -------------

FINANCING ACTIVITIES

                                              -------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                -              -
                                              -------------  -------------

INCREASE IN CASH                                    (3,050)       (10,050)

CASH - beginning of period                          11,719         21,769
                                              -------------  -------------

CASH - end of period                          $      8,669   $     11,719
                                              =============  =============


Supplemental disclosures:
   Interest paid                             $           -   $          -
                                             =============   =============
   Income taxes paid                         $           -   $          -
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


NOTE 2 - Significant accounting policies and procedures

The Company has current assets of $10,635 and $1,106 current liabilities as of December 31, 2006. The relevant accounting policies are listed below.

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

                         Skynet Telematics, Inc.
                                 Notes

Foreign Currency Translation
----------------------------

The financial statements of the Company's foreign operations were measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date, through December 31, 2006. Revenues and expenses were translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments were recorded as a separate component of stockholders' equity. Upon the disposition of the foreign and subsidiaries, the cumulative profit foreign currency translation adjustment has been changed to operations.


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
                                            ======

The Company files a U.S. income tax return and the U.K. subsidiaries had filed U.K. income tax returns. Both the U.S. and U.K. income tax returns had net losses since inception and, as such, the Company has not been required to pay income taxes. As of December 31, 2006, the Company had net operating losses available to reduce future U.S. taxable income of approximately $19,536,542, expiring through 2021, which may be limited upon a charge of ownership.

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

During fiscal year 2006, the Company did not issued any shares of its common stock.

As of December 31, 2006, there were 299,247,232 common shares issued and outstanding.


NOTE 7 - Warrants and options

There are no outstanding options, warrants or rights to purchase securities of the Company.

NOTE 8.   Revenue and Expenses

The Company currently has no operations and no revenues.

NOTE 9.   Operating Leases and Other Commitments

The Company also has no lease obligations.

                         Skynet Telematics, Inc.
                                 Notes

NOTE 10.  Recent Pronouncements

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

           Name                 Age                  Position
--------------------------      ---       -----------------------------------
Tomas Wilmot                    60        President and Chairman of the Board
Mark Dingley                    49        Chief Financial Officer
Kevin Wilmot                    38        Secretary
Christopher Wilmot              37        Executive Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Pursuant to Section 16 of the Exchange Act, the Company's Directors and executive officers and beneficial owners of more than 5% of the Company's common stock, par value $.001 ("Common Stock"), are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended December 31, 2006.


ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2006. Skynet intends to pay salaries when cash flow permits.



SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                          Other Annual
Principal Position  Year    Salary ($)     Bonus ($)   Compensation ($)
-------------------------------------------------------------------------------
Tomas George Wilmot
    President      2006     -0-            -0-           -0-
    Director       2005     -0-            -0-           -0-
                   2004     45,000         -0-           -0-

Mark Dingley
    CFO            2006     -0-            -0-           -0-
                   2005     -0-            -0-           -0-
                   2004     10,000         -0-           -0-

Kevin Wilmot
    Secretary      2006     -0-            -0-           -0-
                   2005     -0-            -0-           -0-
                   2004     10,000         -0-           -0-

Christopher Wilmot
    Exe. Officer   2006     -0-            -0-           -0-
                   2005     -0-            -0-           -0-
                   2004     10,000         -0-           -0-


-------------------------------------------------------------------------------

Long Term Compensation Table


                       --------------------------------------------------------
                                        Long Term Compensation
                       --------------------------------------------------------
                                    Awards             Payouts
                       --------------------------------------------------------
                        Restricted Stock Securities      LTIP      All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts  Compensation
     Position     Year              SARs(#)               ($)      ($)
------------------------------------------------------------------------------
Tomas George Wilmot
    President      2006    -0-           -0-                -0-      -0-
    Director       2005    -0-           -0-                -0-      -0-
                   2004    -0-           -0-                -0-      -0-

Mark Dingley
    CFO            2006    -0-           -0-                -0-      -0-
                   2005    -0-           -0-                -0-      -0-
                   2004    -0-           -0-                -0-      -0-

Kevin Wilmot
    Secretary      2006    -0-           -0-                -0-      -0-
                   2005    -0-           -0-                -0-      -0-
                   2004    -0-           -0-                -0-      -0-

Christopher Wilmot
    Exec. Officer  2006    -0-           -0-                -0-      -0-
                   2005    -0-           -0-                -0-      -0-
                   2004    -0-           -0-                -0-      -0-


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

     (3) The member of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

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

     (8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of May 18, 2007, by each person known by Skynet Telematics, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officers and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.




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

(1) Percentages are based on 299,247,232 issued and outstanding as of May 18, 2007
(2) c/o Skynet Telematics ,Administration Centre, Buckhurst Westwood Lane Normandy Surrey GU3 2JE, U.K.

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

SUBSEQUENT REPORTS ON FORM 8-K

The Company filed a Current Report on April 19, 2007, pursuant to Item 4.01 ("Changes in Registrant's Certifying Accountant").

Item 14. Principal Accountant Fees and Services

AUDIT FEES

Moore & Associates, Chartered as our independent accountants audited our financial statements for the year ending December 31, 2006 and 2005.

Audit  Fees:

The aggregate fees we paid Moore & Associates, Chartered during the fiscal years ended December 31, 2006 and December 31, 2005 for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal years 2006 and 2005 included in the Company's Form 10-KSB was approximately $12,000 and $2,000 respectfully. As of May 18, 2007, $10,000 was still owed to the auditors.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 for fiscal years 2006 and 2005.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal years 2006 and 2005 was $0.

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

Dated:  May 18, 2007
--------------------