Form 10QSB
period 2007-03-31
SKYNET TELEMATICS INC
filed 2007-06-20
CIK 894557

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2007
---------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of June 20, 2007: 299,247,232 shares common stock

Number of shares of preferred stock outstanding as of June 20, 2007:  None

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the quarter ending March 31, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the quarterly period ending March 31, 2007, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED


            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------

To the Board of Directors
Skynet Telematics Inc.

We have reviewed the accompanying balance sheet of Skynet Telematics Inc. as of March 31, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Skynet Telematics Inc.

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the accompanying financial statements, the Company had a net loss of $19,543,634 for the period ended March 31, 2007. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    June 14, 2007


               2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                        (702) 253-7511 Fax: (702)253-7501

                         SKYNET TELEMATICS, INC.
                            BALANCE SHEETS
             Expressed in U.S. Dollars, unless stated otherwise
                  March 31, 2007 and December 31, 2006



Balance Sheets

                                              March 31, 2007
                                                (unaudited)   Dec. 31, 2006
                                              --------------  -------------
CURRENT ASSETS
Cash in bank                                  $         471   $      8,669
Prepaid Expenses                                      1,966          1,966
                                              --------------  -------------
     TOTAL CURRENT ASSETS                             2,437         10,635

     TOTAL ASSETS                             $       2,437   $     10,635
                                              ==============  =============

                      LIABILITIES & STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses                     -          1,106

                                              --------------  -------------
     TOTAL CURRENT LIABILITIES                            -          1,106

                                              --------------  -------------
     TOTAL LIABILITIES                                    -          1,106

STOCKHOLDERS' (DEFICIT)
Preferred stock - $.001 par value;
  authorized: 20,000,000 shares;
  issued and outstanding: none                            -              -
Common stock - $.001 par value;
  authorized: 500,000,000 shares;
  issued and outstanding: 299,247,232
  and 299,247,232 as of March 31, 2007
  and December 31, 2006 respectfully                299,248        299,248
Additional paid-in capital                       19,246,823     19,246,823
Accumulated deficit                             (19,543,634)   (19,536,542)
                                              --------------  -------------
     TOTAL STOCKHOLDERS' (DEFICIT)                    2,437          9,529

     TOTAL LIABILITIES AND
       STOCKHOLDERS' (DEFICIT)                $       2,437   $     10,635
                                              ==============  =============

  The accompanying notes are an integral part of these financial statements.

                          SKYNET TELEMATICS, INC.
                           STATEMENTS OF INCOME
             Expressed in U.S. Dollars, unless stated otherwise
                               (unaudited)



Statements of Income


                                                      Quarter ended
                                              March 31, 2007  March 31, 2006
                                              --------------  --------------
Net sales                                     $           -   $           -
Cost of sales                                             -               -
                                              --------------  --------------
     GROSS LOSS                                           -               -

General and administrative expenses                   7,092               -
                                              --------------  --------------
     NET LOSS                                             -               -

Foreign currency translation adjustments                  -               -
                                              --------------  --------------
TOTAL COMPREHENSIVE LOSS                      $       7,092   $           -
                                              --------------  --------------

Basic net loss per common share               $      (0.00)   $       (0.00)
                                              ==============  ==============

Weighted average number of common shares        299,247,232      299,247,232
                                              ==============   =============

  The accompanying notes are an integral part of these financial statements.

                         SKYNET TELEMATICS, INC.
                        STATEMENTS OF CASH FLOWS
             Expressed in U.S. Dollars, unless stated otherwise
                               (unaudited)



Statements of Cash Flows

                                                Mar. 31, 2007  Mar. 31, 2006
                                                -------------  -------------
OPERATING ACTIVITIES
Net loss                                        $     (7,092)  $          -
Adjustments to reconcile net loss to cash
  used in operating activities
Accounts payable and accrued expenses                 (1,106)
                                                -------------  -------------
NET CASH USED IN OPERATING ACTIVITIES                 (8,198)             -
                                                -------------  -------------

INVESTING ACTIVITIES
                                                -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                      -              -
                                                -------------  -------------

FINANCING ACTIVITIES
                                                -------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  -              -
                                                -------------  -------------

INCREASE IN CASH                                      (8,198)             -

CASH - beginning of period                             8,669         11,719
                                                -------------  -------------

CASH - end of period                            $        471   $     11,719
                                                =============  =============

Supplemental disclosures:
   Interest paid                                $         -    $           -
                                                ===========    =============
   Income taxes paid                            $         -    $           -
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2007, the Company has accumulated operating losses of approximately $19,543,634 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. However the Company has no current source of revenue, or operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to complete and execute a business plan in order to supply the needed cash flow. There is no assurance that any such activity will generate funds that will be available for operations.

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

This Skynet's original business plan has not been financially successful. The Company is assessing various options and new business strategies. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's President. In analyzing prospective business opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of March 31, 2007, the Company had an accumulated deficit of $(19,543,634) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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


Results of Operations
---------------------

During the period ended March 31, 2007 and March 31, 2006, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

During the quarter ended March 31, 2007, the Company had a net loss $(7,092) as compared to no loss or expenses for the same period last year. The expenses for the Quarter ending March 31, 2007 represented general and administrative expenses and the payment of an account payable.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year. The Company has been inactive for the Quarter ended March 31, 2007.

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

Liquidity and Capital Resources
-------------------------------

As of March 31, 2007, the Company's current assets exceeded its current liabilities by $2,437. The Company had $471 cash in the bank and $1,966 in prepaid assets.

As of March 31, 2007, the Company has 299,247,232 shares of common stock issued and outstanding.

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

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended March 31, 2007. The Company has no employment agreements in place with its officers.

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

Dated:  June 20, 2007
        -------------