Form 10QSB
period 2007-06-30
BRISAM CORP
filed 2008-07-14
CIK 894557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-55254-39

BRISAM CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	87-0485315
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 N. Rainbow Blvd.
Suite 300
Las Vegas, Nevada 89107

(Address of principal executive offices)

(702) 448-8150

(Issuer’s telephone number)

Copies of Communications to:
Stoecklein Law Group
402 W. Broadway, Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-1325

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2008, was 65,117,807 shares; however, 35,000,000 of these shares are on administrative hold and in dispute.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MOORE & ASSOCIATES, CHARTERED

 ACCOUNTANTS AND ADVISORS
 PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Brisam Corporation
(Formerly Skynet Telematics, Inc.)

We have reviewed the accompanying condensed balance sheet of Brisam Corporation as of June 30, 2007, and the related condensed statements of operations and cash flows for the three-month and six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Corporation’s management.

We conduct our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss of approximately $19,566,071 through June 30, 2007, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Brisam Corporation (formerly Skynet Telematics, Inc.) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the years then ended (not presented herein); and in our report dated April 26, 2007, we expressed an unqualified opinion with a going concern paragraph on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
July 11, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

Brisam Corporation
(formerly Skynet Telematics, Inc.)
Condensed Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)	(Audited)
Assets
Current assets:
Cash	$-	$8,669
Prepaid expenses and other current assets	-	1,966
Total current assets	-	10,635

Total Assets	$-	$10,635

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,000	$1,106
Note payable – related party	10,000	-
Total current liabilities	20,000	1,106

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of June 30, 2007 and December 31, 2006	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 2,957,820 issued and outstanding as of
June 30, 2007 and December 31, 2006, respectively	2,958	2,958
Additional paid-in capital	19,543,113	19,543,113
Accumulated (deficit)	(19,566,071)	(19,536,542)
Total stockholders’ equity	(20,000)	9,529
Total liabilities and stockholders’ equity	$-	$10,635

The Accompanying Notes are an Integral Part of These Financial Statements.

Brisam Corporation
(formerly Skynet Telematics, Inc.)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$-	$-	$-	$-

Expenses:
General and administrative expenses	2,437	-	2,635	-
Consulting fees	-	-	8,000
Professional fees	20,000	-	18,894	-

Net (loss)	$(22,437)	$-	$(29,529)	$-

Weighted average number of common shares
outstanding - basic and fully diluted	2,957,820	1,727,114	2,957,820	1,727,114

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

The Accompanying Notes are an Integral Part of These Financial Statements.

Brisam Corporation
(formerly Skynet Telematics, Inc.)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ending
	June 30,
	2007	2006
Cash flows from operating activities
Net (loss)	$(29,529)	$-
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Prepaid expenses and other current assets	(1,966)	-
Accounts payable and accrued expenses	(8,894)	-
Net cash (used) by operating activities	(18,669)	-

Cash flows from investing activities
Net cash (used) by investing activities	-	-

Cash flows from financing activities
Proceeds from notes payable – related party	10,000	-
Net cash provided by financing activities	10,000	-

Net increase (decrease) in cash	(8,669)	-
Cash – beginning	8,669	11,719
Cash – ending	$-	$11,719

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements.

Brisam Corporation
(formerly Skynet Telematics, Inc.)
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Basis of presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 2 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $19,566,071 through June 30, 2007.

These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Note 3 – Related party transactions

During the period ended June 30, 2007, our sole officer and director, Mr. Kitts, advanced $10,000 directly to our auditor for professional fees in connection with the audit and review of out financial statements for the period of December 31, 2002 though December 31, 2005. We have recorded a note payable to Mr. Kitts in the amount of $10,000. The note is non-interest bearing and due on demand.

Note 4 – Stockholders’ equity

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock and 500,000,000 shares of $0.001 par value common stock.

On August 10, 2007, the Company authorized a 100:1 reverse split of its issued and outstanding shares of common stock. All share information has been retroactively restated.

Note 5 – Subsequent events

On July 31, 2007, the Company authorized the issuance of 35,000 shares of its common stock to an individual for services valued at $350 to be issued after the August 10, 2007 reverse stock split.

On October 2, 2007, the Company entered into a Business Development and Consulting Agreement with Reber America, Inc. a Canadian corporation whereby the Company has agreed to provide marketing and development services in exchange for a monthly fee of $20,000. Further the Company agreed to accrue all payments until such time Reber has obtained sufficient working capital resources.

On November 11, 2007, the Company issued 25,471,450 shares of its restricted common stock to its then sole officer and director for services valued at $25,472.

On January 21, 2008, the Company issued 1,550,000 shares of its restricted common stock for legal, accounting and consulting services valued at $1,550.

On February 14, 2008, the Company formed Brisam Energy, Inc., a wholly owned subsidiary and entered into an agreement with Trillium Management Ltd. a Canadian Corporation specializing in providing capital globally to companies focused in the natural resource sector.

On May 6, 2008, the former officer and director of the Company had 35,000,000 shares of the Company’s common stock issued to himself for purported services valued at $35,000. These shares have been placed on administrative hold with the Company’s transfer agent and are in dispute. However, as of the date hereof neither party has initiated a legal action regarding this issue.

On May 15, 2008, the Company issued 1,000,000 shares of its class A preferred stock to its sole officer and director for services.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	inability to raise additional financing for working capital;

•	inability to locate potential mergers and acquisitions and integrate acquired companies into our organization;

•	deterioration in general or regional economic, market and political conditions;

•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•	inability to efficiently manage our operations;

•	inability to achieve future operating results;

•	the unavailability of funds for working capital;

•	our ability to recruit and hire key employees;

•	the inability of management to effectively implement our strategies and business plans; and

•	the other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document.

Item 2. Management’s Discussion and Analysis

Overview of Current Operations

Brisam Corporation (“Brisam” or the “Company”) was incorporated under the laws of Nevada on March 14, 1990 under the name Peripheral Connections, Inc. In 1998, the name was changed to Skynet Telematics, Inc., then to Skynet Telematics.com, Inc. in 2000 and again back to Skynet Telematics, Inc. in 2002. Finally, in July 2007 the name was changed to Brisam Corporation.

The original business plan of the Company, during the period it was known as Skynet, was the development, marketing, and distribution of integrated modular automotive telematic systems and providing monitoring services to users of those products. Automotive telematic systems combine the technologies for mobile phones (GSM), global positioning satellite systems (GPS) and the Internet to enable customers to identify the exact location and status information about vehicles, to receive certain theft protection, personal security measures, e-mail, Internet access and concierge services through a monitoring station, and to receive a variety of information through communication with the monitoring station.

Skynet’s original business plan was not financially successful through the period ended June 30, 2007 and the Company was assessing various options and new business strategies. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company’s President. In analyzing prospective business opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of June 30, 2007, the Company had an accumulated deficit of $19,566,071 dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company’s operating losses will not increase in the future.

Subsequent to the quarter ended June 30, 2007, the Company’s prior management located an individual, Mr. Brian Kitts, which it thought had the necessary skills and business acumen necessary to develop a new business plan and enhance stockholder value. On October 1, 2007, Mr. Kitts was appointed as the Company’s sole officer and director. As his first endeavor, Mr. Kitts located a private company in need of business development consulting to enhance its products and services. On October 2, 2007, the Company entered into a business development agreement with Reber America, Inc., whereby the Company, primarily through Mr. Kitts, provides business development consulting services for Reber in exchange for compensation of $20,000 per month. A copy of the Reber agreement is attached hereto as Exhibit 10.1.

In addition to the agreement described above, subsequent to the quarter ended June 30, 2007, the Company located a potential strategic partner for locating and participating in natural resource opportunities in Canada. To pursue this opportunity the Company formed Brisam Energy, Inc. as a wholly owned subsidiary and on February 14, 2008 Brisam Energy entered into a letter agreement with Trillium Management Ltd., whereby Trillium will locate certain opportunities for review by Brisam Energy and Brisam Energy will use its best efforts to fund Trillium with up to $5 million to be used for funding and development opportunities. To date, Trillium has not located or proposed any definitive opportunities; however, the parties are in continual discussions regarding locating and funding an opportunity during fiscal 2008. A copy of the Trillium letter agreement was attached as Exhibit 10.7 to the Form 8-K filed on March 6, 2008.

Results of Operations

During the periods ended June 30, 2007 and June 30, 2006, the Company did not generate any revenues while it was in search of opportunities to expand or enhance its business operations. However, on October 2, 2007, the Company entered into an agreement with Reber America, Inc. to provide business development consulting services for $20,000 per month. The Company intends on pursuing similar types of consulting agreements along with entering the natural resource and energy industry through its wholly owned subsidiary, Brisam Energy, Inc.

During the quarter ended June 30, 2007, the Company had a net loss $22,437 as compared to no loss or expenses for the same period in 2006. The $22,437 in expenses for the quarter ended June 30, 2007 represented general and administrative expenses and professional fees.

Satisfaction of our cash obligations for the next 12 months.

Management believes the Company can sustain itself for the next twelve months. Management has agreed to keep the Company funded at its own expense, without seeking reimbursement for expenses paid. The Company’s need for capital may change dramatically if it moves forward in developing a new business strategy or it acquires an interest in a business opportunity. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

Going Concern

The condensed financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company’s cash position may be inadequate to pay all of the costs associated with its intended business plan. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Summary of any product research and development that we will perform for the term of our plan of operation.

We do not anticipate performing any additional significant product research and development under our current plan of operation.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.

As of June 30, 2007, we did not have any employees. We are dependent upon Brian Kitts, our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until such time as we can expand our consulting services, complete company acquisitions or successfully enter the energy industry and generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

The Company has limited financial resources available, which has had an adverse impact on the Company’s liquidity, activities and operations. These limitations have adversely affected the Company’s ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

As a result of the Company’s current limited available cash, no officer or director received compensation through the quarter ended June 30, 2007. The Company has no employment agreements in place with its officers.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 provides a framework for measuring fair value when such measurements are used for accounting purposes. The framework focuses on an exit price in the principal (or, alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. SFAS 157 establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices for identical assets or liabilities in an active market and Level 3 representing estimated values based on unobservable inputs. Under SFAS 157, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values. We anticipate adopting SFAS 157 on its effective date of January 1, 2008 and the financial impact, if any, upon adoption has not yet been determined.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities on an individual contract basis at the time of acquisition or at a remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. We anticipate adopting SFAS 159 concurrent with the adoption of SFAS 157 on January 1, 2008, but have not yet determined the financial impact, if any, upon adoption.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

Risks Relating To Our Business and Marketplace

An evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand and acceptance of our business plan, the level of our competition and our ability to attract and maintain key management and employees.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern. If we are unable to continue as a going concern, it is likely that we will not be able to continue in business.

As a result of our deficiency in working capital and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.

We may not be able to retain our key personnel or hire the personnel we need to sustain and grow our business.

Our performance is highly dependent upon our ability to attract, retain, and motivate highly skilled, talented employees. These professionals are regularly recruited by other firms and may choose to change firms. Given our relatively small size compared to some of our anticipated competitors, the performance of our business may be more adversely affected than our competitors would be if we lose well-performing employees and are unable to attract new ones.

Risks Relating To Our Common Stock

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorizes the Board of Directors to issue up to 500,000,000 shares of common stock and 20,000,000 shares of preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting one’s investment.

By issuing preferred stock, we may be able to delay, defer or prevent a change of control.

Our board of directors is authorized to issue, without approval from our stockholders, a total of 20,000,000 shares of preferred stock. In June 2008, our board of directors issued 1,000,000 shares of Class A preferred stock that have super voting and conversion rights. Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.

As of the end of the period covered by this report, Brian Kitts, our President and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Kitts concluded that our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic SEC reports. We were unable to meet our requirements to timely file our Exchange Act reports for the quarter ended June 30, 2007 through March 31, 2008. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

Other than the deficiency and weakness described above, Mr. Kitts concluded that our disclosure controls and procedures are otherwise effective.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On May 6, 2008, Ira Lyons, our previous sole officer and director, issued 35,000,000 shares of common stock to himself. Prior to the issuance, Mr. Lyons had been removed as a director of the Company by a super majority vote of our stockholders. Therefore, Mr. Lyons did not have the authority to issue the 35,000,000 shares of common stock. We have placed an administrative hold on the shares of common stock and have instructed our transfer agent to place a stop transfer order on the shares of common stock. Our new sole officer and director, Brian Kitts, is currently in discussions with Mr. Lyons for the return of the shares of common stock for cancellation. However, if Mr. Lyons does not return the shares, we may be forced to initiate legal action against Mr. Lyons for the return of the shares, along with any other remedies allowable by law.

Other than the potential legal action with Mr. Lyons, we are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 10, 2007, we effectuated a hundred-for-one (100:1) reverse Stock Split of our outstanding shares of common stock, where any stockholder who owned 100 or fewer common shares received ten (10) shares. (See Schedule 14c filed with the Commission on July 13, 2007 regarding this corporate action.)

Subsequent Issuances

On July 31, 2007, we authorized the issuance of 35,000 shares of common stock for consulting services valued at $350, which were issued following completion of the August 10, 2007 reverse stock split. We believed the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to our files and records that contained the relevant information needed to make her investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient had such knowledge and experience in her financial and business matters that she was capable of evaluating the merits and risks of her investment.

On November 16, 2007, we issued 25,471,450 shares of common stock to Brian Kitts for his services as our sole officer and director valued at $25,471. We believed the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to our files and records that contained the relevant information needed to make his investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient had such knowledge and experience in his financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient was our sole officer and director at the time of the issuance and his investment decision.

On January 21, 2008, we issued 1,550,000 shares of common stock for legal, accounting and consulting services valued at $1,550. We believed the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in their financial and business matters that they were capable of evaluating the merits and risks of their investment.

On May 6, 2008, Ira Lyons, our previous sole officer and director, issued 35,000,000 shares of common stock to himself. Prior to the issuance, Mr. Lyons had been removed as a director of the Company by a super majority vote of our stockholders. Therefore, Mr. Lyons did not have the authority to issue the 35,000,000 shares of common stock. We have placed an administrative hold on the shares of common stock and have instructed our transfer agent to place a stop transfer order on the shares of common stock. Our new sole officer and director, Brian Kitts, is currently in discussions with Mr. Lyons for the return of the shares of common stock for cancellation.

On May 15, 2008, we issued 1,000,000 shares of Super Voting Class A Preferred Stock (“Class A Preferred Stock”) to Brian Kitts for resuming his services as our sole officer and director. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to our files and records that contained the relevant information needed to make his investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient had such knowledge and experience in his financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient was the sole officer and director of the Registrant at the time of the issuance and his investment decision.

The rights, preferences, restrictions and other matters relating to the Class A Preferred Stock are as follows:

Section I. Designation and Amount. There is hereby authorized to be issued out of the authorized and unissued shares of preferred stock of the Corporation a class of preferred stock designated as the “Class A – Super Voting Preferred Stock” (“Class A Preferred Stock”) and the number of shares constituting such class shall be 1,000,000.

Section II. Voting Rights. Holders of the Class A Preferred Stock shall be entitled to cast five hundred (500) votes for each share held of the Class A Preferred Stock on all matters presented to the stockholders of the Corporation for stockholder vote which shall vote along with holders of the Corporation’s Common Stock on such matters.

Section III. Redemption Rights. The Class A Preferred Stock may be redeemed only by separate written agreement by and between the Holder and the Corporation.

Section IV. Conversion Rights. The Class A Preferred Stock is convertible, at any time or from time to time, at the sole option of the Holder, into shares of Common Stock on a one-for-one hundred basis (i.e.- for every share of Class A Preferred Stock converted, the Holder would receive one hundred (100) shares of Common Stock).

Section V. Protective Provisions. So long as any shares of Class A Preferred Stock are outstanding, this Corporation shall not without first obtaining the approval (by vote or written consent, as provided by law) of the Holders of the Class A Preferred Stock which is entitled, other than solely by law, to vote with respect to the matter, and which Preferred Stock represents at least a majority of the voting power of the then outstanding shares of such Class A Preferred Stock:

(a) sell, convey, or otherwise dispose of or encumber all or substantially all of its property or business or merge into or consolidate with any other corporation (other than a wholly-owned subsidiary corporation) or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Corporation is disposed of;

(b) alter or change the rights, preferences or privileges of the shares of Class A Preferred Stock so as to affect adversely the shares;

(c) increase or decrease (other than by redemption or conversion) the total number of authorized shares of preferred stock;

(d) authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security (i) having a preference over, or being on a parity with, the Class A Preferred Stock with respect to dividends or upon liquidation, or (ii) having rights similar to any of the rights of the Class A Preferred Stock; or

(e) amend the Corporation’s Articles of Incorporation or bylaws

Section VI. Other Rights. Except as otherwise stated herein, there are no other rights, privileges, or preferences attendant or relating to in any way the Class A Preferred Stock, including by way of illustration but not limitation, those concerning dividend, ranking, other conversion, other redemption, participation, or anti-dilution rights or preferences.

Section VII.  Definitions. As used in herein, the following terms shall have the following meanings (with terms defined in the singular having comparable meanings when used in the plural and vice versa), unless the context otherwise requires:

“Common Stock” means any and all shares of the Corporation’s $0.001 par value common stock.

“Corporation” means Brisam Corporation, a Nevada corporation, and its successors.

“Class A Preferred Stock” has the meaning ascribed to it in Section I hereof.

“Holder” means a holder of a share or shares of Class A Preferred Stock as reflected in the stock books of the Corporation.

Issuer Repurchases during the Quarter.

We did not repurchase any of our securities during the quarter ended June 30, 2007.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the quarter ended June 30, 2007.

Item 5.  Other Information

On July 18, 2007, we filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State to change our corporate name from Skynet Telematics, Inc. to Brisam Corporation. (See Schedule 14c filed with the Commission on July 13, 2007 regarding this corporate action).

Item 6. Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1(i)(a)	Articles of Incorporation of Peripheral Connections, Inc.		10-KSB	12/31/96	3(i)	03/17/97
3.1(i)(b)	Amended Articles of Incorporation changing name to Skynet Telematics, Inc.		10-KSB/A	12/31/99	3.1	07/28/00
3.1(i)I	Amended Articles of Incorporation changing name to Brisam Corporation		8-K		3.3	08/17/07
3.1(i)(d)	Brisam Energy, Inc. Articles of Incorporation		8-K		3.1(i)	03/06/08

3(ii)	Bylaws as currently in effect		10-KSB	12/31/96	3(ii)	03/17/97
4.1	Certification of Designation of Preferences, Rights and Limitations of Class A Preferred Stock		8-K		4.1	05/22/08
10.1	Reber America Business Development and Consulting Agreement dated October 2, 2007	X
10.2	Trillium Letter Agreement dated February 14, 2008		8-K		10.7	03/06/08
31.1	Certification of Brian Kitts, President and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Brian Kitts, President and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
99.1	Majority Stockholder Consent dated May 5, 2008		8-K		99.1	06/16/08

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISAM CORPORATION
(Registrant)

By:	/s/ Brian Kitts
Brian Kitts, President
(On behalf of the Registrant and as Principal Financial
Officer)

Date: July 14, 2008