Form 10QSB
period 2007-09-30
BRISAM CORP
filed 2008-07-14
CIK 894557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

To the Board of Directors
Brisam Corporation
(Formerly Skynet Telematics, Inc.)

We have reviewed the accompanying condensed balance sheet of Brisam Corporation as of September 30, 2007, and the related condensed statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Corporation’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss of approximately $19,566,946 through September 30, 2007, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Moore & Associates, Chartered
Las Vegas, Nevada
July 11, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

Brisam Corporation
(formerly Skynet Telematics, Inc.)
Condensed Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$-	$8,669
Prepaid expenses and other current assets	2,500	1,966
Total current assets	2,500	10,635

Total Assets	$2,500	$10,635

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$525	$1,106
Note payable – related party	22,500	-
Total current liabilities	23,025	1,106

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of September 30, 2007 and December 31, 2006	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 2,992,820 and 2,957,820 and outstanding as of September 30, 2007 and December 31, 2006, respectively	2,993	2,958
Additional paid-in capital	19,543,428	19,543,113
Accumulated (deficit)	(19,566,946)	(19,536,542)
	(20,525)	9,529
	$2,500	$10,635

The Accompanying Notes are an Integral Part of These Financial Statements.

Brisam Corporation
(formerly Skynet Telematics, Inc.)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$-	$-	$-	$-

Expenses:
General and administrative expenses	525	-	3,160	-
Consulting fees	350	-	8,350
Professional fees	-	-	18,894	-

Net (loss)	$(875)	$-	$(30,404)	$-

Weighted average number of common shares
outstanding - basic and fully diluted	2,981,407	1,832,560	2,965,740	1,832,560

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The Accompanying Notes are an Integral Part of These Financial Statements.

Brisam Corporation
(formerly Skynet Telematics, Inc.)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ending
	September 30,
	2007	2006
Cash flows from operating activities
Net (loss)	$(30,404)	$-
Shares issued for services	350
Adjustments to reconcile net (loss) to
net cash (used) in operating activities:
Prepaid expenses and other current assets	(534)	-
Accounts payable and accrued expenses	(581)	-
Net cash (used) by operating activities	(31,169)	-

Cash flows from investing activities
Net cash (used) by investing activities	-	-

Cash flows from financing activities
Proceeds from notes payable – related party	22,500	-
Net cash provided by financing activities	22,500	-

Net increase (decrease) in cash	(8,669)	-
Cash - beginning	8,669	11,719
Cash - ending	$-	$11,719

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Shares issued for services	$350	$-

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

Note 2 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $19,566,946 through September 30, 2007.

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

Note 3 – Related party transactions

As of September 30, 2007, our sole officer and director, Mr. Kitts, advanced $22,500 directly to our auditor for professional fees in connection with the audit and review of out financial statements for the periods from December 31, 2002 through September 30, 2007. We have recorded a note payable to Mr. Kitts in the amount of $22,500. The note is non-interest bearing and due on demand.

Note 4 – Stockholders’ equity

We are authorized to issue 20,000,000 shares of $0.001 par value preferred stock and 500,000,000 shares of $0.001 par value common stock.

On August 10, 2007 we authorized a 100:1 reverse split of our common stock. All share information has been retroactively restated.

On July 31, 2007, the Company authorized the issuance of 35,000 shares of its common stock to an individual for services valued at $350 to be issued after the August 10, 2007 reverse stock split.

Note 5 – Subsequent events

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

Skynet's original business plan was not financially successful through the period ended September 30, 2007 and the Company was assessing various options and new business strategies. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's President. In analyzing prospective business opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of September 30, 2007, the Company had an accumulated deficit of $19,566,946 dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Subsequent to the quarter ended September 30, 2007, the Company’s prior management located an individual, Mr. Brian Kitts, which it thought had the necessary skills and business acumen necessary to develop a new business plan and enhance stockholder value. On October 1, 2007, Mr. Kitts was appointed as the Company’s sole officer and director. As his first endeavor, Mr. Kitts located a private company in need of business development consulting to enhance its products and services. On October 2, 2007, the Company entered into a business development agreement with Reber America, Inc., whereby the Company, primarily through Mr. Kitts, provides business development consulting services for Reber in exchange for compensation of $20,000 per month. A copy of the Reber agreement was attached as Exhibit 10.1 to our Form 10-QSB for the quarter ended June 30, 2007 filed on July 10, 2008.

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

Results of Operations

During the periods ended September 30, 2007 and September 30, 2006, the Company did not generate any revenues while it was in search of opportunities to expand or enhance its business operations. However, on October 2, 2007, the Company entered into an agreement with Reber America, Inc. to provide business development consulting services for $20,000 per month. The Company intends on pursuing similar types of consulting agreements along with entering the natural resource and energy industry through its wholly owned subsidiary, Brisam Energy, Inc.

During the quarter ended September 30, 2007, the Company had a net loss $9,879 as compared to no loss or expenses for the same period in 2006. The expenses for the quarter ended September 30, 2007 represented general and administrative expenses and the payment of professional fees.

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

As of September 30, 2007, we did not have any employees. We are dependent upon Brian Kitts, our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until such time as we can deliver our product to market, complete additional financial service company acquisitions and generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

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

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended September 30, 2007. The Company has no employment agreements in place with its officers.

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

Our board of directors is authorized to issue, without approval from our stockholders, a total of 20,000,000 shares of preferred stock. In September 2008, our board of directors issued 1,000,000 shares of Class A preferred stock that have super voting and conversion rights. Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.

As of the end of the period covered by this report, Brian Kitts, our President and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Kitts concluded that our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic SEC reports. We were unable to meet our requirements to timely file our Exchange Act reports for the quarter ended September 30, 2007 through March 31, 2008. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

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

Subsequent Issuances

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

Issuer Repurchases during the Quarter.

We did not repurchase any of our securities during the quarter ended September 30, 2007.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the quarter ended September 30, 2007.

Item 5.  Other Information

On July 18, 2007, we filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State to change our corporate name from Skynet Telematics, Inc. to Brisam Corporation. (See Schedule 14c filed with the Commission on July 13, 2007 regarding this corporate action).

Item 6. Exhibits
			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1(i)(a)	Articles of Incorporation of Peripheral Connections, Inc.		10-KSB	12/31/96	3(i)	03/17/97
3.1(i)(b)	Amended Articles of Incorporation changing name to Skynet Telematics, Inc.		10-KSB/A	12/31/99	3.1	07/28/00
3.1(i)I	Amended Articles of Incorporation changing name to Brisam Corporation		8-K		3.3	08/17/07
3.1(i)(d)	Brisam Energy, Inc. Articles of Incorporation		8-K		3.1(i)	03/06/08
3(ii)	Bylaws as currently in effect		10-KSB	12/31/96	3(ii)	03/17/97
4.1	Certification of Designation of Preferences, Rights and Limitations of Class A Preferred Stock		8-K		4.1	05/22/08
10.1	Reber America Business Development and Consulting Agreement dated October 2, 2007		10-QSB	06/30/07	10.1	07/14/08
10.2	Trillium Letter Agreement dated February 14, 2008		8-K		10.7	03/06/08
31.1	Certification of Brian Kitts, President and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Brian Kitts, President and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
99.1	Majority Stockholder Consent dated May 5, 2008		8-K		99.1	06/16/08

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISAM CORPORATION
(Registrant)

By:	/s/ Brian Kitts
Brian Kitts, President
(On behalf of the Registrant and as Principal Financial
Officer)

Date: July 14, 2008