Form 10-K
period 2007-12-31
BRISAM CORP
filed 2008-09-09
CIK 894557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

[  ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-55254-39

BRISAM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	87-0485315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 N. Rainbow Blvd., Suite 300
Las Vegas, Nevada	89107
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 448-8150

Copies of Communications to:
Stoecklein Law Group
402 W. Broadway, Suite 690
San Diego, CA  92101
(619) 704-1310
Fax (619) 704-1325

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 [  ]Yes                      [X] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
  [  ] Yes                      [X] No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [  ] No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                     [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                                                                          Accelerated filer [  ]

Non-accelerated filer [  ]  (Do not check if a smaller reporting company)                                                      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]      No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $90,749.13 based on a share value of $0.11, adjusted for the 1-for-100 reverse stock split implemented in August of 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 65,118,246 shares of common stock, $0.001 par value, outstanding on July 31, 2008; however, 35,000,000 of these shares are on administrative hold and in dispute.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

BRISAM CORPORATION
FORM 10-K

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

In this form 10-K references to “Brisam”, “the Company”, “we,” “us,” and “our” refer to Brisam Corporation.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Brisam Corporation, 500 N. Rainbow, Suite 300, Las Vegas, Nevada  89107.

PART I

Item 1. Business.

Business Development

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

Our Business

Skynet’s original business plan was not financially successful through the period ended September 30, 2007 and the Company was assessing various options and new business strategies.  On October 1, 2007, the Company’s prior management located an individual, Mr. Brian Kitts, which it thought had the necessary skills and business acumen necessary to develop a new business plan and enhance stockholder value. Mr. Kitts was appointed as the Company’s sole officer and director. As his first endeavor, Mr. Kitts located a private company in need of business development consulting to enhance its products and services. On October 2, 2007, the Company entered into a business development agreement with Reber America, Inc., whereby the Company, primarily through Mr. Kitts, provides business development consulting services for Reber in exchange for compensation of $20,000 per month. A copy of the Reber agreement was attached as Exhibit 10.1 to our Form 10-QSB for the quarter ended June 30, 2007 filed on July 10, 2008.

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

In addition to the agreement described above, subsequent to the year ended December 31, 2007, the Company located a potential strategic partner for locating and participating in natural resource opportunities in Canada. To pursue this opportunity the Company formed Brisam Energy, Inc. as a wholly owned subsidiary and on February 14, 2008 Brisam Energy entered into a letter agreement with Trillium Energy Group Ltd. (formerly Trillium Management Ltd.), whereby Trillium will locate certain opportunities for review by Brisam Energy and Brisam Energy will use its best efforts to fund Trillium with up to $5 million to be used for funding and development opportunities. In August of 2008, Trillium has located one opportunity to partner on the drilling of a test oil well in Canada with Pine Petroleum Limited. Brisam Energy is currently evaluating this agreement and its ability to fund up to $750,000 necessary to complete the test well and ancillary seismic study. A copy of the Trillium letter agreement was attached as Exhibit 10.7 to the Form 8-K filed on March 6, 2008.

We currently provide business development consulting services and are transitioning into becoming a diversified holding company with multiple subsidiaries involved in diversified business interests. We intend to seek business opportunities across all industries for potential transactions and relationships in which we can apply resources and management strengths. The companies that we intend to target, either public or privately held, will be seeking growth or restructuring to pursue near term business objectives in their respective industries. We intend to pursue opportunities involving our current management’s expertise in the furniture industry, as well as in the natural resource and energy industry through our agreement with Trillium.

Because we believe that a sound business plan is merely the first step to achieving a company’s goals, we try to facilitate and foster the implementation of the ideas that are generated during the writing of the business plan in conjunction with the retention of outside consultants and professionals. We believe that our clients will benefit from an “outside view” of their operations. This perspective, we believe, provides them with an unbiased opinion about their business and how they can change existing structures to improve their overall efficiency and bottom line.

We intend to evaluate our clients’ strengths and weaknesses, while assisting in targeting key areas for operational improvements or changing overall strategy to accommodate particular business objectives. As small businesses are challenged to remain competitive in a marketplace characterized by larger, better capitalized competitors, we believe our services will become increasingly important. We believe that through our guidance, a smaller company can compete with its larger competitors.

Distribution of Products or Services

We are  planning  to  generate  revenues  through the  provision  of  consulting services  to  various  companies  operating  in diverse industries.  The distribution of products and services to consumers or businesses is not a factor in our core business. However, our newly incorporated subsidiary, Brisam Energy, intends to seek opportunities in the energy industry, which may involve development of products or services.

Sources and Availability of Products and Supplies

There are no constraints on the sources or availability of products and supplies related to our business, other than manpower.  Because we provide consulting services, the supplies we need for our business are limited generally to office supplies, and computer hardware and software, all of which are readily available from multiple suppliers.

The most significant input impacting our business is additional manpower and employees, which will require significant additional funds for working capital. Initially, we do not anticipate this being a detriment to our business, as our officer and director will apply his own expertise to provide consulting work.  As the number of projects and the demand for the company’s services grow, we will need to retain more employees or contracted personnel. In order to plan for and fulfill our requirements, we will need to maintain an extensive database of consultants.

To minimize any future manpower shortages, we plan to draw upon our existing contacts when necessary, and we will also establish new relationships and work with other companies that offer complementary and related expertise. This may include companies that provide similar services such that together we can complete a project with combined manpower, or complementary services to complete related projects that require disciplines that our company has no experience or expertise with.

If we cannot attract qualified people, or align ourselves with other consulting companies that can assist with projects for which we cannot complete ourselves because of a lack of manpower, our business and operations will be materially impacted, and may even result in our clients taking their business to our competitors.

Dependence on One or a Few Major Customers

As of December 31, 2007, we have one major customer, Reber America, that accounted for 100% of our revenues. Because we only entered the consulting services arena in October of 2007, we believe that during fiscal 2008 we will be able to expand our customer base and/or diversify our operations into the energy and natural resource sector through our Brisam Energy subsidiary.

Dependence on one or a few major clients is also due to the nature of our business, our small operations and a lack of professional employees, and the limited time that our officer and director can spend on our business. Therefore, there is a strong likelihood that we will remain dependent on one or a few major clients. The loss of any consulting contract, or any major disagreement with respect to performance under a contract, would therefore materially impact our business and financial condition.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

There are no inherent factors or circumstances associated with our business that would give cause for any patent, trademark or license infringements or violations.  We do not hold any intellectual property and we do not anticipate any additions in the foreseeable future.  Because we are focusing on providing consulting services, we use various third party computer software programs to assist us with the processes we perform to form our work.  This software is readily available from several suppliers and we do not plan on developing any software ourselves.

We do not hold any other intellectual property and we do not anticipate any additions in the foreseeable future. We have not entered into any franchise agreements or other contracts that have given, or could give rise, to obligations or concessions.

Existing or Probable Government Regulations

There are no existing government regulations nor are we aware of any regulations being contemplated that would adversely affect our ability to operate.

Research and Development Activities and Costs

Brisam did not incur any research and development costs for the years ended December 31, 2007 and 2006, and has no plans to undertake any research and development activities during the next year of operations.

Compliance With Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business. In our industry, environmental laws are anticipated to apply directly to the owners and operators of companies. They do not apply to companies or individuals providing consulting services, unless they have been engaged to consult on environmental matters. We are not planning to provide environmental consulting services.

Employees

Effective October 1, 2007, in conjunction with the appointment of Mr. Brian Kitts as the Registrant’s sole officer, Messrs. Tomas Wilmot, Mark Dingley, Kevin Wilmot and Christopher Wilmot resigned their respective positions as our president, chief financial officer, secretary and executive officer, all of which were effective immediately. On January 29, 2008, in conjunction with the appointment of Mr. Ira Lyons as the Registrant’s sole officer, Mr. Brian Kitts resigned his position as our sole officer. Effective May 5, 2008, following the removal of Mr. Lyons as a director by Mr. Kitts as our majority stockholder, Mr. Kitts appointed himself as our sole director and removed Mr. Lyons as our sole officer effective immediately. Mr. Kitts now serves as our sole officer and director.

We have no full-time employees at the present time.  Our sole officer and  director,  is responsible  for all  planning,  developing  and  operational  duties,  and will continue to do so throughout the early stages of our growth.

We have no intention of hiring employees until the business has been successfully launched and we have sufficient, reliable revenue from our operations. Our officer and director is planning to do whatever work is required until our business to the point of having positive cash flow. Human resource planning will be part of an ongoing process that will include regular evaluation of operations and revenue realization.  We do not expect to hire any employees during through 2008.

During the next 12 months and into the foreseeable future, if we are successful in obtaining consulting projects that require personnel that is either beyond the scope or capacity of our officer and director, we may enter into joint ventures with various consulting companies. We would need to successfully negotiate the terms and compensation with these companies for revenue or profit sharing arrangements. We will not enter into consulting contracts or engagements if we do not have the manpower to complete the project on a timely basis or according to the specifications provided by our clients.

Item 1A. Risk Factors.

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

Our board of directors is authorized to issue, without approval from our stockholders, a total of 20,000,000 shares of preferred stock.  In May of 2008, our board of directors issued 1,000,000 shares of Class A preferred stock that have super voting and conversion rights. Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series.  It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located at 500 N. Rainbow Blvd. Suite 300, Las Vegas, Nevada  89107.  Our sole officer and director provides the facilities to us free of charge. We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to locate and secure additional office space.

Item 3. Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Through August of 2007, when the Company’s name was Skynet Telematics, Inc., the Company’s common stock was traded under the symbol “SKYI” and since the name change to Brisam Corporation is currently sporadically traded in the inter-dealer market (“Grey Sheets”) under the symbol “BSMP” , which severely limits Brisam’s ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, Brisam’s management, through the utilization of various historic quote services, has compiled the following table disclosing its stock prices and sales for fiscal 2007 and 2006. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. Further, the prices reflect the 1-for-100 reverse stock split enacted in August of 2007.

	2007		2006
	High	Low	High	Low
1st Quarter	$0.25	$0.25	$0.10	$0.10
2nd Quarter	$5.00	$0.25	$0.10	$0.10
3rd Quarter	$20.00	$2.00	$0.10	$0.10
4th Quarter	$3.00	$0.25	$0.10	$0.10

(b) Holders of Common Stock

As of July 31, 2008, there were approximately 2,082 holders of record of our Common Stock and 65,118,246 shares outstanding.  As of July 31, 2008, the closing price of our shares of common stock on the Grey Market was $5.75 per share.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

In June 2000, the board of directors adopted the 2000 Long-Term Performance and Incentive Plan (“Plan”), under which we were able grant awards of stock options, stock appreciation rights, stock or cash to employees or other individuals providing services to the Company. The Company was able to offer up to 2,533,200 shares of common stock, including 1,000,000 for incentive stock options and excluding expired, cancelled, terminated, forfeited or settled in cash awards. In October of 2007, our board of directors elected to terminate this plan. As of the termination date of the plan there were no outstanding grants or rights under the Plan.

Recent Sales of Unregistered Securities

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

On November 17, 2007, we issued 25,471,450 shares of common stock to Brian Kitts for his services as our sole officer and director valued at $25,471. We believed the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to our files and records that contained the relevant information needed to make his investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient had such knowledge and experience in his financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient was our sole officer and director at the time of the issuance and his investment decision.

On December 17, 2007, we authorized the issuance of 60,690 shares of common stock for consulting services. The shares were issued subsequent to year-end. We believed the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in their financial and business matters that they were capable of evaluating the merits and risks of their investment.

Subsequent Issuances

On January 21, 2008, we authorized the issuance of 1,550,000 shares of common stock for legal, accounting and consulting services valued at $1,550. These shares were issued on April 17, 2008. We believed the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in their financial and business matters that they were capable of evaluating the merits and risks of their investment.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2007 or 2006.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Skynet’s original business plan was not financially successful through the period ended September 30, 2007 and the Company was assessing various options and new business strategies.  The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company’s President. In analyzing prospective business opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture.  Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.  The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future.  As of December 31, 2007, the Company had an accumulated deficit of $19,556,603 dollars.  There can be no assurances that the Company can achieve or sustain profitability or that the Company’s operating losses will not increase in the future.

Results of Operations for the year ended December 31, 2007.

We are in the early stage of developing our consulting service platform and are transitioning into becoming a diversified holding company with multiple subsidiaries involved in diversified business interests. Our operations to date have been limited with a primary focus on strategic alliances through which to build our multi-interest business portfolio. We are seeking financing opportunities to acquire additional businesses in order to enhance the design of our development plans thereby expanding the services we are able to provide.

During the year ended December 31, 2007, we generated revenues totaling $60,000 pursuant to our consulting agreement with Reber America, Inc. compared to $0 in revenues during the year ended December 31, 2006 while we were in search of opportunities to expand or enhance our business operations.  We intend on pursuing similar types of consulting agreements along with entering the natural resource and energy industry through our wholly owned subsidiary, Brisam Energy, Inc.

During the year ended December 31, 2007, we had a net loss $20,060 as compared to a net loss of $50 for the same period in 2006. The expenses for the year ended December 31, 2007 represented general and administrative expenses of $4,430, consulting fees of $34,428 and professional fees in the amount of $39,894.

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

As of December 31, 2007, we did not have any employees.  We are dependent upon Brian Kitts, our sole officer and a director for our future business development.  As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

As a result of the Company’s current limited available cash, no officer or director received cash compensation during the year ended December 31, 2007. The Company has no employment agreements in place with its officers.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

MOORE & ASSOCIATES, CHARTERED

      ACCOUNTANTS AND ADVISORS

        PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Brisam Corporation

We have audited the accompanying balance sheets of Brisam Corporation as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brisam Corporation as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $19,556,603, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
September 9, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV  89146 (702) 253-7499 Fax (702) 253-7501

Brisam Corporation
(formerly Skynet Telematics, Inc.)
Balance Sheets

	December 31,	December 31,
	2007	2006
Assets

Current assets:
Cash	$-	$8,669
Accounts receivable	60,000	-
Prepaid expenses	205	1,966
Total current assets	60,205	10,635

Total assets	$60,205	$10,635

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued liabilities	$3,500	$1,106
Accrued interest - related party	1,308	-
Note payable - related party	39,500	-
Total current liabilities	44,308	1,106

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized,
28,507,117 and 3,001,106 shares issued and outstanding
at December 31, 2007 and 2006, respectively	28,508	3,001
Common stock authorized and unissued, 60,690 and no shares
at December 31, 2007 and 2006, respectively	61	-
Additional paid in capital	19,543,931	19,543,070
Accumulated (deficit)	(19,556,603)	(19,536,542)
	15,897	9,529

Total liabilities and stockholders’ equity	$60,205	$10,635

The accompanying notes are an integral part of these condensed financial statements.

Brisam Corporation
(formerly Skynet Telematics, Inc.)
Statements of Operations

	For the Year Ended
	December 31,
	2007	2006

Revenue	$60,000	$-

Expenses:
General and administrative expenses	4,430	50
Consulting fees	34,428	-
Professional fees	39,894	-
Total expenses	78,752	50

Net operating (loss)	(18,752)	(50)

Other Income (expense):
Interest expense - related party	(1,308)	-
Total other (expense)	(1,308)	-

Provision for Income Taxes	-	-

Net (loss)	$(20,060)	$(50)

Weighted average number of common shares
outstanding - basic and fully diluted	5,943,815	2,122,538

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

Brisam Corporation
(formerly Skynet Telematics, Inc.)
Statement of Stockholders’ Deficit

			Additional	Shares		Total
	Common Stock		Paid-in	Authorized	Accumulated	Stockholders’
	Shares	Amount	Capital	Un-issued	(Deficit)	Equity

Balance, December 31, 2005	2,992,472	$2,992	$19,543,070	$-	$(19,536,492)	$9,570

Net (loss), December 31, 2006	-	-	-	-	(50)	(50)
Balance, December 31, 2006	2,992,472	2,992	19,543,070	-	(19,536,542)	9,520
Re-capitalization adjustment	8,634	9	(9)			-
Shares issued for services	25,506,450	25,506	-	-	-	25,506
Shares authorized and unissued						930
for services	-	-	869	61	-
Net (loss), December 31, 2007	-	-	-	-	(20,061)	(20,061)

Balance, December 31, 2007	28,507,556	$28,508	$19,543,930	$61	$(19,556,603)	$15,897

The accompanying notes are an integral part of these condensed financial statements.

Brisam Corporation
(formerly Skynet Telematics, Inc.)
Statements of Cash Flows

	For the Year Ended
	December 31,
	2007	2006

Cash flows from operating activities
Net (loss)	$(20,061)	$(50)
Shares issued for services	26,428	-
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Accounts receivable	(60,000)	-
Prepaid expenses	1,762	(1,966)
Accrued liabilities	2,394	(1,034)
Accrued interest - related party	1,308	-
Net cash used by operating activities	(48,169)	(3,050)

Cash flows from financing activities
Proceeds from notes payable - related party	39,500	-
Net cash provided by financing activities	39,500	-

Net increase in cash	(8,669)	(3,050)
Cash, beginning	8,669	11,719
Cash, ending	$-	$8,669

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Shares issued for services	$26,428	$-

The accompanying notes are an integral part of these condensed financial statements.

Brisam Corporation
(formerly Skynet Telematics, Inc.)
Notes to Financial Statements

Note 1 – Summary of Accounting Policies

Nature of business
We were originally incorporated under the laws of Nevada on March 14, 1990 under the name Peripheral Connections, Inc. In 1998, we changed our name to Skynet Telematics, Inc., then to Skynet Telematics.com, Inc. and back to Skynet Telematics, Inc. in 2002. In July 2007 we changed out name to Brisam Corporation. We currently provide business development consulting services and are transitioning into becoming a diversified holding company with multiple subsidiaries involved in diversified business interests. We intend to seek business opportunities across all industries for potential transactions and relationships in which we can apply resources and management strengths.

Use of estimates
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

Fair value of financial instruments
At December 31, 2007, our financial instruments consist of accounts receivable and accounts payable and accrued expenses. Interest rates currently available to us for long-term debt with similar terms and remaining maturities are used to estimate fair value of such financial instruments. Accordingly, since interest rates on substantially all of our debt are variable, market based rates, the carrying amounts are a reasonable estimate of fair value.

Revenue recognition
The Company recognizes revenue as services are performed. Amounts billed and collected before services are performed are included in deferred revenue.

Cash and cash equivalents
The Company maintains cash balances in interest and non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Concentration of Credit Risk
We provide services to various customers in the same geographical region. We continually evaluate the creditworthiness of our customers.   We evaluate the collectability of accounts receivable on a combination of factors.  Our policies require us to record specific reserve if we become aware of anything that would cause us to question a specific customer’s inability to meet their financial obligations to us.  We will record a specific reserve for bad debts to reduce a related receivable when we believe an amount is not collectible.  We do not have any reserves for bad debt at December 31, 2007.

Income taxes
The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) at inception date. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2007 and 2006, no income tax expense has been incurred.

Basic and diluted loss per share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the period ended December 31, 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation
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

Recent issued accounting Standards
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS 141 (Revised) establishes principals and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008.

Note 2 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of approximately $19,556,603 for the period ended December 31, 2007.

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

Note 3 – Income taxes

For the year ended December 31, 2007, the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2007, the Company had approximately $19,556,603 of federal and state net operating losses. The net operating loss carry forwards, if not utilized will begin to expire in 2015-2019.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$6,650,000	$6,642,425
Total deferred tax assets	6,650,000	6,642,425

Deferred tax liabilities:
Depreciation	-0-	-0-

Net deferred tax assets before valuation allowance	6,650,000	6,642,425
Less: Valuation allowance	(6,650,000)	(6,642,425)
Net deferred tax assets	$-0-	$-0-

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2007.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2007. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year ended December 31,
	2007	2006
Federal and state statutory rate	34%	34%
Change in valuation allowance on deferred tax assets	(34%)	(34%)
	-	-

Note 4 – Related party transactions

As of December 31, 2007, our sole officer and director, Mr. Kitts, advanced $39,500 for operating expenses. We have recorded a note payable to Mr. Kitts in the amount of $39,500. The note is bears interest at a rate of 8% per annum and is due on demand. As of December 31, 2007, we have accrued interest in the amount of $1,308.

Note 5 – Stockholders’ equity

We are authorized to issue 20,000,000 shares of $0.001 par value preferred stock and 500,000,000 shares of $0.001 par value common stock.

On August 10, 2007, the Company authorized a 100:1 reverse split of our common stock. All share information has been retroactively restated.

On July 31, 2007, the Company authorized the issuance of 35,000 shares of its common stock to an individual for services valued at $350 to be issued after the August 10, 2007 reverse stock split.

On November 17, 2007, the Company issued 25,471,450 shares of its restricted common stock to its then sole officer and director for services valued at $25,472.

Note 6 - Commitments

On October 2, 2007, the Company entered into a Business Development and Consulting Agreement with Reber America, Inc. a Canadian corporation whereby the Company has agreed to provide marketing and development services in exchange for a monthly fee of $20,000. Further the Company agreed to accrue all payments until such time Reber has obtained sufficient working capital resources.

On December 17, 2007, the Company authorized the issuance of 60,690 shares of common stock for consulting services valued at $930. The shares were unissued at December 31, 2007.

Note 7 – Subsequent events

On January 21, 2008, the Company authorized the issuance of 1,550,000 shares of its restricted common stock for legal, accounting and consulting services valued at $1,550.

On February 14, 2008, the Company formed Brisam Energy, Inc., a wholly owned subsidiary and entered into an agreement with Trillium Energy Group Ltd. (formerly Trillium Management Ltd.) a Canadian Corporation specializing in providing capital globally to companies focused in the natural resource sector.

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

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.

As of the end of the period covered by this report, Brian Kitts, our President and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Kitts concluded that our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic SEC reports. We were unable to meet our requirements to timely file our Exchange Act reports for the year ended December 31, 2007 through March 31, 2008. In addition, as of December 31, 2007 we had significant material weaknesses in our internal controls. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission and the material weaknesses in our internal controls on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings and our inadequate internal controls represented a material weakness.

Other than the deficiency and weakness described above, Mr. Kitts concluded that our disclosure controls and procedures are otherwise effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance, with respect to reporting financial information.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2007 due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Mr. Kitts identified the following material weaknesses which have caused him to conclude that our disclosure controls and procedures were not effective at the reasonable assurance level:

1.
We do not yet have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2009.  The Certifying Officers evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.
We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our extremely small size and the fact that we do not have any employees, other than our sole officer and director, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Mr. Kitts evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.
We do not have any employees, which means we lack the requisite expertise in the key functional areas of finance and accounting. In addition, this means we do not have available personnel to properly implement control procedures.

4.	We do not have a functioning audit committee or outside independent directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

5.
The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are no employees and only one officer and director with management functions and therefore there is lack of segregation of duties.

6.
There is a strong reliance on the external auditors and contract accountant to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

7.	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

However, although our controls are not effective, these significant weaknesses did not result in any material misstatements in our financial statements. Our management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which is intended to mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and establishing an audit committee in the future.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.

Name	Age	Position
Brian Kitts	52	President, Principal Executive and Financial Officer and Director

Brian Kitts, served as our sole officer and director from October 1, 2007 through January 29, 2008 and was again appointed as our sole officer and director on May 5, 2008. Since 1995 Mr. Kitts has served as an industry consultant for various private clients and manufacturers. Mr. Kitts founded and was the President of Beechwood Design in 1983, a private company specializing in store fixture design and manufacturing. He built Beechwood Design from 4 employees and $300,000 in revenue in 1983 to 140 employees and $7,000,000 in revenues in 1995, at which time he sold the company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were not current in his 16(a) reports.

Board of Directors

Our board of directors currently consists of one member, Mr. Kitts. Our directors serve one-year terms.

Committees of the Board of Directors

Our board of directors does not have any standing committees.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, as well as to directors, officers and employees of each subsidiary of the Company. Our Code of Ethics is attached hereto as Exhibit 99.1. A copy of our Code of Business Conduct and Ethics will be provided to any person, without charge, upon request. Contact Brian Kitts at 702-448-8150 to request a copy of the Code or send your request to Brisam Corporation, Attn: Brian Kitts, 500 N. Rainbow Blvd., Suite 300, Las Vegas, Nevada 89107. If any substantive amendments are made to the Code of Business Conduct and Ethics or if we grant any waiver, including any implicit waiver, from a provision of the Code to any of our officers and directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions

Depending on the number of residents in the state of Nevada who own our shares, we could be subject to the provisions of Sections 78.378 et seq. of the Nevada Revised Statutes which, unless otherwise provided in a company’s articles of incorporation or by-laws, restricts the ability of an acquiring person to obtain a controlling interest of 20% or more of our voting shares. Our articles of incorporation and by-laws do not contain any provision which would currently keep the change of control restrictions of Section 78.378 from applying to us.

We are subject to the provisions of Sections 78.411 et seq. of the Nevada Revised Statutes. In general, this statute prohibits a publicly held Nevada corporation from engaging in a “combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the combination or the transaction by which the person became an interested stockholder is approved by the corporation’s board of directors before the person becomes an interested stockholder. After the expiration of the three-year period, the corporation may engage in a combination with an interested stockholder under certain circumstances, including if the combination is approved by the board of directors and/or stockholders in a prescribed manner, or if specified requirements are met regarding consideration. The term “combination” includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an “interested stockholder” is a person who, together with affiliates and associates, owns, or within three years did own, 10% or more of the corporation’s voting stock. A Nevada corporation may “opt out” from the application of Section 78.411 et seq. through a provision in its articles of incorporation or by-laws. We have not “opted out” from the application of this section.

Apart from Nevada law, however, our articles of incorporation and by-laws do not contain any provisions which are sometimes associated with inhibiting a change of control from occurring (i.e., we do not provide for a staggered board, or for “super-majority” votes on major corporate issues). However, we do have 19,000,000 shares of authorized “blank check” preferred stock and 1,000,000 Series A Convertible Preferred shares outstanding, which could be used to inhibit a change in control.

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal year ended December 31, 2007 for our Chief Executive Officer, Mr. Brian Kitts, who was appointed on October 1, 2007. We did not have any other executive officers as of the end of fiscal 2007 whose total compensation exceeded $100,000 and no compensation was paid to Mr. Kitts or our former executive officers in fiscal 2006. We refer to Mr. Kitts as our named executive officer elsewhere in this report.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compen-sation ($)	Total ($)

Brian Kitts, President, CEO, Principal	2007	-0-	-0-	$25,471.45 (1)	-0-	$25,471.45
Financial and Accounting Officer

(1)	Amount represents the estimated total fair value of stock issued to Mr. Kitts under SFAS 123(R).

Outstanding Equity Awards at 2008 Fiscal Year-End

We did not have any outstanding equity awards as of December 31, 2007.

Option Exercises for Fiscal 2008

There were no options exercised by our named executive officer in fiscal 2007.

Potential Payments Upon Termination or Change in Control

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation

We did not pay our directors any compensation during fiscal 2007 or 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on July 31, 2008 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director. The percentage of beneficial ownership for the following table is based on 65,118,246 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after July 31, 2008 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Brisam’s common stock.

Name and Address of Beneficial Owner, Officer or Director(1)	Number of Shares	Percent of Outstanding Shares of Common Stock(2)
Brian Kitts, Sole Officer and Director 500 N. Rainbow Blvd., Suite 300 Las Vegas, Nevada 89107	121,300,000(3)	186.3%

Ira Lyons 182 Wellington St. W Bowmanville, Ontario Canada	35,500,000(4)	54.5%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Figures are rounded to the nearest tenth of a percent.
(3)
Includes 1,000,000 shares held by Mr. Kitts’ wife, 300,000 shares held by Mr. Kitts’ children/step-children, and 100,000,000 shares issuable upon conversion of Series A Convertible Preferred Stock owned by Mr. Kitts.

(4)	Includes 35,000,000 shares that have been placed on administrative hold and are in dispute.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We were a party to the following transactions or series of similar transactions that have occurred during fiscal 2007 in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($8,420); and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

On November 16, 2007, we issued 25,471,450 shares of common stock to Brian Kitts for his services as our sole officer and director valued at $25,471.45.

As of December 31, 2007, our sole officer and director, Mr. Kitts, advanced $39,500 for operating expenses. We have recorded a note payable to Mr. Kitts in the amount of $39,500. The note is bears interest at a rate of 8% per annum and is due on demand. As of December 31, 2007, we have accrued interest in the amount of $1,308.

Related Party Transactions Subsequent to Year End

On January 21, 2008, we authorized the issuance of 500,000 shares of common stock to Ira Lyons for consulting services valued at $500. These shares were issued on April 17, 2008.

On May 6, 2008, Ira Lyons, our previous sole officer and director, issued 35,000,000 shares of common stock to himself. These shares are on administrative hold and in dispute.

On May 15, 2008, we issued 1,000,000 shares of Super Voting Class A Preferred Stock (“Class A Preferred Stock”) to Brian Kitts for resuming his services as our sole officer and director.

Because we have one officer and director, Mr. Kitts, we do not have any independent directors.

Item 14. Principal Accountant Fees and Services.

Moore & Associates, Chartered served as our principal independent public accountants for fiscal 2007 and 2006. Aggregate fees billed to us for the years ended December 31, 2007 and 2006 by Moore & Associates were as follows:

	For the Years Ended December 31,
	2007	2006

(1) Audit Fees(1)	$7,500	$12,000
(2) Audit-Related Fees	-0-	-0-
(3) Tax Fees	-0-	-0-
(4) All Other Fees	-0-	-0-
Total fees paid or accrued to our principal accountant	$7,500	$12,000

(1)
Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company’s financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission.

(5) Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Moore & Associates for the proposed services. In fiscal 2007, all fees paid to Moore & Associates were unanimously pre-approved in accordance with this policy.

(6) Less than 50 percent of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1(i)(a)	Amended and Restated Articles of Incorporation, as currently in effect	X
3.1(i)(b)	Brisam Energy, Inc. Articles of Incorporation		8-K		3.1(i)	03/06/08
3(ii)	Bylaws as currently in effect		10-KSB	12/31/96	3(ii)	03/17/97
4.1	Certification of Designation of Preferences, Rights and Limitations of Class A Preferred Stock		8-K		4.1	05/22/08
10.1	Reber America Business Development and Consulting Agreement dated October 2, 2007		10-QSB	06/30/07	10.1	07/14/08
10.2	Trillium Letter Agreement dated February 14, 2008		8-K		10.7	03/06/08
31.1	Certification of Brian Kitts, President and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Brian Kitts, President and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Majority Stockholder Consent dated May 5, 2008		8-K		99.1	06/16/08

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISAM CORPORATION

By: /s/ Brian Kitts
       Brian Kitts, President

Date: September 9, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Brian Kitts	President, Secretary, Treasurer and Director	September 9, 2008
Brian Kitts	(Principal Executive, Principal Financial and Principal Accounting Officer)