Form 10-Q
period 2008-06-30
BRISAM CORP
filed 2008-09-12
CIK 894557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
(619) 704-1310
Fax (619) 704-1325

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                                     Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐      No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on July 31, 2008, was 65,118,246 shares; however, 35,000,000 of these shares are on administrative hold and in dispute.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements
BRISAM CORPORATION (formerly Skynet Telematics, Inc.)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
Assets	(Unaudited)	Audited

Current assets:
Accounts receivable	$180,000	60,000
Prepaid expenses	-	205
Total current assets	180,000	60,205

Total assets	$180,000	$60,205

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$20,265	$-
Accrued liabilities	3,500	3,500
Accrued interest – related party	3,551	1,308
Note payable – related party	75,700	39,500
Total current liabilities	103,016	44,308

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares
authorized, 1,000,000 and no shares issued and outstanding as of June 30, 2008 and
December 31, 2007, respectively	1,000	-
Common stock, $0.001 par value, 500,000,000 shares
authorized, 65,118,246 and 28,507,117 shares issued
and outstanding as of June 30, 2008 and
December 31, 2007, respectively	65,118	28,508
Common stock authorized and unissued, zero and 60,690 as of June 30, 2008 and December 31, 2007, respectively	-	61
Additional paid in capital	19,543,931	19,543,931
Accumulated (deficit)	(19,533,065)	(19,556,603)
Total stockholders’ equity	76,984	15,897

Total liabilities and stockholders’ equity	$180,000	$60,205

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRISAM CORPORATION (formerly Skynet Telematics, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$60,000	$-	$120,000	$-

Expenses:
General and administrative expenses	5,170	2,437	5,170	2,635
Consulting	1,000	-	36,000	8,000
Professional fees	30,000	20,000	53,050	18,894
Total expenses	36,170	22,437	94,220	29,529

Net operating income (loss)	23,830	(22,437)	25,780	(29,529)

Other income (expense):
Interest expense - related party	(1,328)	-	(2,242)	-
Total other income (expense)	(1,328)	-	(2,242)	-

Net income (loss)	$22,502	$(22,437)	$23,538	$(29,529)

Weighted average number of common shares
outstanding - diluted	147,535,829	3,001,106	94,007,749	3,001,106

Net income (loss) per common share - diluted	$0.00	$(0.01)	$0.00	$(0.01)

Weighted average number of common shares
outstanding - basic	65,118,246	3,001,106	52,571,285	3,001,106

Net income (loss) per common share	$0.00	$(0.01)	$0.00	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISAM CORPORATION (formerly Skynet Telematics, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$23,538	$(29,529)
Shares issued for services	37,550	-
Adjustments to reconcile net income (loss) to
Net cash used by operating activities:
Accounts receivable	(120,000)	-
Prepaid expenses	205	1,966
Accrued liabilities	20,265	8,894
Interest payable – related party	2,242	-
Net cash (used) by operating activities	(36,200)	(18,669)

Cash flows from financing activities
Proceeds from notes payable – related party	36,200	10,000
Net cash provided by financing activities	36,200	10,000

Net (decrease) in cash	-	(8,669)
Cash – beginning	-	8,669
Cash – ending	$-	$-

Supplemental disclosure
Interest paid	$-	$-
Income taxes paid	$-	$-

Shares issued for services	$37,550	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRISAM CORPORATION
(formerly Skynet Telematics, Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The condensed consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 2 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $19,533,065 through June 30, 2008.

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

Note 3 – Related party transactions

As of June 30, 2008, our sole officer and director, Mr. Kitts, advanced $75,700 for operating expenses. We have recorded a note payable to Mr. Kitts in the amount of $75,700. The note is bears interest at a rate of 8% per annum and is due on demand. As of June 30, 2008, we have accrued interest in the amount of $3,551.

Note 4 – Commitments

Pursuant to our consulting agreement dated October 2, 2007 with Reber America, Inc., we have agreed to provide marketing and development services on a monthly basis. Further the Company agreed to accrue all payments until such time Reber has obtained sufficient working capital resources.

On February 14, 2008, the Company formed Brisam Energy, Inc., a wholly owned subsidiary and entered into an agreement with Trillium Energy Group Ltd. (formerly Trillium Management Ltd.) a Canadian Corporation specializing in providing capital globally to companies focused in the natural resource sector.

Note 5 – Net income per share

Basic earnings per common share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares, plus all stock options and warrants convertible into common stock and all preferred stock converted into common stock for an additional 100,000,000 common shares.

Note 6 – Stockholders’ equity

We are authorized to issue 20,000,000 shares of $0.001 par value preferred stock and 500,000,000 shares of $0.001 par value common stock.

On December 17, 2007, the Company authorized the issuance of 60,690 shares of common stock for consulting services valued at $930. The shares were issued on April 17, 2008.

On January 21, 2008, we authorized the issuance of 1,550,000 shares of our restricted common stock for legal, accounting and consulting services valued at $1,550. The shares were issued on April 17, 2008.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future.  As of June 30, 2008, the Company had an accumulated deficit of $19,533,065 dollars.  There can be no assurances that the Company can achieve or sustain profitability or that the Company’s operating losses will not increase in the future.

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

Results of Operations

During the three months ended June 30, 2007, the Company did not generate any revenues while it was in search of opportunities to expand or enhance its business operations.  However, on October 2, 2007, the Company entered into an agreement with Reber America, Inc. to provide business development consulting services for $20,000 per month. As a result, the Company recorded revenue of $20,000 for the comparable period ended June 30, 2008. The Company intends on pursuing similar types of consulting agreements along with entering the natural resource and energy industry through its wholly owned subsidiary, Brisam Energy, Inc.

During the quarter ended June 30, 2008, the Company had a net income of $22,502 as compared to a net loss of $22,437 for the same period in 2007.  The expenses for the quarter ended June 30, 2008 represented general and administrative expenses, consulting fee and the payment of professional fees.

Satisfaction of our cash obligations for the next 12 months.

The Company relies solely on the cash advances from its sole office and does not currently have sufficient operating capital to sustain itself for the next twelve months. Management has agreed to keep the Company funded at its own expense.  The Company’s need for capital may change dramatically if it moves forward in developing a new business strategy or it acquires an interest in a business opportunity.  In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs.  There is no assurance additional capital will be available to the Company on acceptable terms.

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

As of June 30, 2008, we did not have any employees.  We are dependent upon Brian Kitts, our sole officer and a director for our future business development.  As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

As of January 1, 2008 we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS 159 has not had a material impact on our financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value and provides guidance for measuring and disclosing fair value. The adoption of SFAS 157 has not had a material impact on our financial position, results of operation or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.

As of the end of the period covered by this report, Brian Kitts, our President and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Kitts concluded that our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic SEC reports. We were unable to meet our requirements to timely file our Exchange Act reports for the quarter ended June 30, 2008. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

Other than the deficiency and weakness described above, Mr. Kitts concluded that our disclosure controls and procedures are otherwise effective.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Our board of directors is authorized to issue, without approval from our stockholders, a total of 20,000,000 shares of preferred stock.  In May 2008, our board of directors issued 1,000,000 shares of Class A preferred stock that have super voting and conversion rights. Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series.  It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2008.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the second quarter of 2008.

Item 5. Other Information.

None.

Item 6.  Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1(i)(a)	Amended and Restated Articles of Incorporation as currently in effect		10-K	12/31/07	3(i)(a)	09/08/08
3.1(i)(b)	Brisam Energy, Inc. Articles of Incorporation		8-K		3.1(i)	03/06/08
3(ii)	Bylaws as currently in effect		10-KSB	12/31/96	3(ii)	03/17/97
4.1	Certification of Designation of Preferences, Rights and Limitations of Class A Preferred Stock		8-K		4.1	05/22/08
10.1	Reber America Business Development and Consulting Agreement dated October 2, 2007		10-QSB	06/30/07	10.1	07/14/08
10.2	Trillium Letter Agreement dated February 14, 2008		8-K		10.7	03/06/08
31.1	Certification of Brian Kitts, President and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Brian Kitts, President and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
99.1	Majority Stockholder Consent dated May 5, 2008		8-K		99.1	06/16/08

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISAM CORPORATION
(Registrant)

By: /s/ Brian Kitts
Brian Kitts, President
(On behalf of the Registrant and as Principal Financial
Officer)

Date: September 12, 2008