Form 10-Q
period 2008-09-11
BRISAM CORP
filed 2008-09-12
CIK 894557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐                                                                                                                     Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)                   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐      No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on July 31, 2008, was 65,118,246 shares; however, 35,000,000 of these shares are on administrative hold and in dispute.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements
BRISAM CORPORATION (formerly Skynet Telematics, Inc.)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
Assets	(Unaudited)	Audited

Current assets:
Accounts receivable	$120,000	$60,000
Prepaid expenses	-	205
Total current assets	120,000	60,205

Total assets	$120,000	$60,205

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$6,295	$-
Accrued liabilities	3,500	3,500
Accrued interest – related party	2,223	1,308
Note payable – related party	54,500	39,500
Total current liabilities	66,518	44,308

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2008 and December 31, 2007, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares
authorized, 28,507,117 and 28,507,117 shares issued
and outstanding as of March 31, 2008 and
December 31, 2007, respectively	28,508	28,508
Common stock authorized and unissued, 1,610,690 and 60,690 as of March 31, 2008 and December 31, 2007, respectively	1,611	61
Additional paid in capital	19,543,931	19,543,931
Accumulated (deficit)	(19,520,568)	(19,556,603)
Total stockholders’ equity	53,482	15,897

Total liabilities and stockholders’ equity	$120,000	$60,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISAM CORPORATION (formerly Skynet Telematics, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

Revenue	$60,000	$-

Expenses:
General and administrative expenses	-	7,092
Professional fees	23,050	-
Total operating expenses	23,050	7,092

Net operating income (loss)	36,950	(7,092)

Other income (expense):
Interest expense – related party	(915)	-
Total other income (expense)	(915)	-

Net income (loss)	$36,035	$(7,092)

Weighted average number of common shares
Outstanding – diluted	39,884,913	2,155,538

Net income (loss) per share – diluted	$0.00	$(0.00)

Weighted average number of common shares
Outstanding – basic	39,884,913	2,155,538

Net income (loss) per share – basic	$0.00	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISAM CORPORATION (formerly Skynet Telematics, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities
Net income (loss)	$36,035	$(7,092)
Shares issued for services	1,550	-
Adjustments to reconcile net income (loss) to net cash
(used) in operating activities:
Accounts receivable	(60,000)	-
Prepaid expenses	205	-
Accounts payable	6,295	-
Accrued liabilities	-	(1,106)
Interest payable – related party	915	-
Net cash (used) by operating activities	(15,000)	(8,198)

Cash flows from financing activities
Proceeds from notes payable – related party	15,000	-
Net cash provided by financing activities	15,000	-

Net (decrease) in cash	-	(8,198)
Cash – beginning	-	8,669
Cash – ending	$-	$471

Supplemental disclosure
Interest paid	$-	$-
Income taxes paid	$-	$-

Shares and options issued for services	$1,550	$-

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

Note 2 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $19,520,568 through March 31, 2008.

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

Note 3 – Related party transactions

As of March 31, 2008, our sole officer and director, Mr. Kitts, advanced $54,500 for operating expenses. We have recorded a note payable to Mr. Kitts in the amount of $54,500. The note is bears interest at a rate of 8% per annum and is due on demand. As of March 31, 2008, we have accrued interest in the amount of $2,223.

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

On December 17, 2007, the Company authorized the issuance of 60,690 shares of common stock for consulting services valued at $930. The shares were unissued at March 31, 2008.

On January 21, 2008, we authorized the issuance of 1,550,000 shares of our restricted common stock for legal, accounting and consulting services valued at $1,550. As of March 31, 2008, the shares were unissued.

Note 6 – Subsequent events

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future.  As of March 31, 2008, the Company had an accumulated deficit of $19,520,568 dollars.  There can be no assurances that the Company can achieve or sustain profitability or that the Company’s operating losses will not increase in the future.

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

Results of Operations

During the three months ended March 31, 2007, the Company did not generate any revenues while it was in search of opportunities to expand or enhance its business operations.  However, on October 2, 2007, the Company entered into an agreement with Reber America, Inc. to provide business development consulting services for $20,000 per month. As a result, the Company recorded revenue of $20,000 for the comparable period ended March 31, 2008. The Company intends on pursuing similar types of consulting agreements along with entering the natural resource and energy industry through its wholly owned subsidiary, Brisam Energy, Inc.

During the quarter ended March 31, 2008, the Company had a net income of $1,035 as compared to a net loss of $7,092 for the same period in 2007.  The expenses for the quarter ended March 31, 2008 represented consulting fee and the payment of professional fees.

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

As of March 31, 2008, we did not have any employees.  We are dependent upon Brian Kitts, our sole officer and a director for our future business development.  As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

As a result of the Company’s current limited available cash, no officer or director received compensation through the quarter ended March 31, 2008. The Company has no employment agreements in place with its officers.

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

As of January 1, 2008 we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value and provides guidance for measuring and disclosing fair value. The adoption of SFAS 157 has not had a material impact on our financial position, results of operation or cash flows

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.

As of the end of the period covered by this report, Brian Kitts, our President and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Kitts concluded that our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic SEC reports. We were unable to meet our requirements to timely file our Exchange Act reports for the quarters ended March 31, 2008 and June 30, 2008. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2008.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the first quarter of 2008.

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