Form 10-Q/A
period 2007-06-30
BRISAM CORP
filed 2009-03-31
CIK 894557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Brisam Corporation is filing this Amendment No. 1 to Form 10-Q (the “Amendment”) to amend its quarterly report on Form 10-Q for the period ended June 30, 2008 (the “Original Filing”), as filed with the Securities and Exchange Commission on September 12, 2008. The purpose of this Amendment is to respond to comments received from the Securities and Exchange Commission relating to the accounting for accounts receivable associated with the Reber America Agreement and the disclosure of Brisam’s disclosure controls and procedures. This Amendment does not amend any other information previously filed in the Original Filing.  The Original Filing is hereby superseded and amended with respect to Part I, Items 1, 2 and 4T set forth in this Amendment. Except for the cover page and this explanatory note, this Amendment continues to speak as of the original filing date and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of the Original Filing.

PART 1 – FINANCIAL INFORMATION

Item 1.             Financial Statements
BRISAM CORPORATION (formerly Skynet Telematics, Inc.)
Condensed Consolidated Balance Sheets (Restated)

	June 30,	December 31,
	2008	2007
Assets	(Unaudited)	Audited

Current assets:
Prepaid expenses	$-	205
Total current assets	-	205

Total assets	$-	$205

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$20,265	$-
Accrued liabilities	3,500	3,500
Accrued interest – related party	3,551	1,308
Note payable – related party	75,700	39,500
Total current liabilities	103,016	44,308

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares
authorized, 1,000,000 and no shares issued and outstanding as of June 30, 2008 and
December 31, 2007, respectively	1,000	-
Common stock, $0.001 par value, 500,000,000 shares
authorized, 65,118,246 and 28,507,556 shares issued
and outstanding as of June 30, 2008 and
December 31, 2007, respectively	65,118	28,508
Common stock authorized and unissued, zero and 60,690 as of June 30, 2008 and December 31, 2007, respectively	-	61
Additional paid in capital	19,543,930	19,543,930
Accumulated (deficit)	(19,713,064)	(19,616,602)
Total stockholders’ equity	(103,016)	(44,103)

Total liabilities and stockholders’ equity	$-	$205

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRISAM CORPORATION (formerly Skynet Telematics, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Restated)		(Restated)

Revenue	$-	$-	$-	$-

Expenses:
General and administrative expenses	5,170	2,437	5,170	2,635
Consulting fees	1,000	-	36,000	8,000
Professional fees	30,000	20,000	53,050	18,894
Total expenses	36,170	22,437	94,220	29,529

Net operating (loss)	(36,170)	(22,437)	(94,220)	(29,529)

Other income (expense):
Interest expense - related party	(1,328)	-	(2,242)	-
Total other income (expense)	(1,328)	-	(2,242)	-

Net (loss)	$(37,498)	$(22,437)	$(96,462)	$(29,529)

Weighted average number of common shares
outstanding - basic	65,118,246	3,001,106	52,571,285	3,001,106

Net (loss) per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISAM CORPORATION (formerly Skynet Telematics, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
	(Restated)
Cash flows from operating activities
Net (loss)	$(96,462)	$(29,529)
Shares issued for services	37,550	-
Adjustments to reconcile net income (loss) to
Net cash used by operating activities:
Prepaid expenses	205	1,966
Accrued liabilities	20,265	8,894
Interest payable – related party	2,242	-
Net cash (used) by operating activities	(36,200)	(18,669)

Cash flows from financing activities
Proceeds from notes payable – related party	36,200	10,000
Net cash provided by financing activities	36,200	10,000

Net (decrease) in cash	-	(8,669)
Cash – beginning	-	8,669
Cash – ending	$-	$-

Supplemental disclosure
Interest paid	$-	$-
Income taxes paid	$-	$-

Shares issued for services	$37,550	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRISAM CORPORATION
(formerly Skynet Telematics, Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Restated)

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

Note 2 – Accounting Change

We have restated our previously issued June 30, 2008 financial statements for matters related to the following previously reported items: Revenue totaling $60,000 and a corresponding accounts receivable relating to a consulting agreement entered into in October 2007. The accompanying financial statements for the three and six months ended June 30, 2008 have been restated to reflect the change in accordance with Statement of Accounting Standards Board No. 154, “Accounting Change and Error Correction”.  The following is a summary of the restatements for June 30, 2008:

Decrease of previously reported accounts receivable:
- Accrual of consulting fees receivable pursuant to agreement     $180,000

Increase of previously reported accumulated deficit:
- Elimination of revenue previously accrued                 $180,000

The effect on the Company’s previously issued June 30, 2008 financial statements are summarized as follows:

Consolidated Balance Sheet as of June 30, 2008

	Previously Reported	Net Change	Restated
Assets
Current assets
Accounts receivable	$180,000	$(180,000)	$-
Total current assets	180,000	(180,000)	-

	$180,000	$(180,000)	$-

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,265	$-	$20,265
Accrued liabilities	3,500		3,500
Accrued interest – related party	3,551	-	3,551
Note payable – related party	75,700	-	75,700
Total current liabilities	103,016	-	103,016

Stockholders’ (deficit)
Preferred stock	1,000	-	1,000
Common stock	65,118	-	65,118
Additional paid-in capital	19,543,930	-	19,543,930
Accumulated (deficit)	(19,553,065)	180,000	(19,913,064)
Total stockholders’ (deficit)	76,984	180,000	(103,016)

	$180,000	$180,000	$-

Consolidated Statement of Operations for the Three Months Ended June 30, 2008

	Previously Reported	Net Change	Restated

Revenue	$60,000	$(60,000)	$-

Expenses:
General and administrative	5,170	-	5,170
Consulting fees	1,000	-	1,000
Professional fees	30,000	-	30,000
Total operating expenses	36,170	-	36,170

Other income (expense)
Interest expense – related party	(1,328)	-	(1,328)
Total other (expense)	(1,328)	-	(1,328)

	$22,502	$(60,000)	$(37,498)

Consolidated Statement of Operations for the Six Months Ended June 30, 2008

	Previously Reported	Net Change	Restated

Revenue	$180,000	$(180,000)	$-

Expenses:
General and administrative	5,170	-	5,170
Consulting fees	36,000	-	36000
Professional fees	53,050	-	53,050
Total operating expenses	94,220	-	94,220

Other income (expense)
Interest expense – related party	(2,242)	-	(2,242)
Total other (expense)	(2,242)	-	(2,242)

	$83,538	$(180,000)	$(96,462)

Note 3 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $19,913,064 through June 30, 2008.

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

Note 4 – Related party transactions

As of June 30, 2008, our sole officer and director, Mr. Kitts, advanced $75,700 for operating expenses. We have recorded a note payable to Mr. Kitts in the amount of $75,700. The note is bears interest at a rate of 8% per annum and is due on demand. As of June 30, 2008, we have accrued interest in the amount of $3,551.

Note 5 – Commitments

On October 2, 2007, the Company entered into a Business Development and Consulting Agreement with Reber America, Inc. a Canadian corporation whereby the Company has agreed to provide marketing and development services in exchange for a monthly fee of $20,000. Further the Company agreed to defer all payments until such time Reber has obtained sufficient working capital resources. Pursuant to the guidance of FASB Concept Statement No. 5, due to the uncertainty of collectability we will report payment of these services on a cash basis.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future.  As of June 30, 2008, the Company had an accumulated deficit of $19,713,064 dollars.  There can be no assurances that the Company can achieve or sustain profitability or that the Company’s operating losses will not increase in the future.

On October 1, 2007, Mr. Kitts was appointed as the Company’s sole officer and director. As his first endeavor, Mr. Kitts located a private company in need of business development consulting to enhance its products and services. On October 2, 2007, the Company entered into a business development agreement with Reber America, Inc., whereby the Company, primarily through Mr. Kitts, provides business development consulting services for Reber in exchange for compensation of $20,000 per month, which was to be paid by Reber once it had sufficient funds. As a result of Reber’s inability to pay until it had adequate working capital resources, we did not record any receivables related to the Reber agreement through June 30, 2008. When, and if, we receive funds from Reber, we will record these funds as revenues when they are actually received.

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

Results of Operations

During the three months ended March 31, 2008 and 2007, the Company did not generate any revenues while it was in search of opportunities to expand or enhance its business operations.  On October 2, 2007, the Company entered into an agreement with Reber America, Inc. to provide business development consulting services for $20,000 per month, which was to be paid by Reber once it had sufficient funds. As a result of Reber’s inability to pay until it had adequate working capital resources, we did not record any receivables related to the Reber agreement through June 30, 2008. When, and if, we receive funds from Reber, we will record these funds as revenues when they are actually received. The Company intends on pursuing similar types of consulting agreements along with entering the natural resource and energy industry through its wholly owned subsidiary, Brisam Energy, Inc.

During the three and six months ended June 30, 2008, the Company had a net loss of $37,498 and $96,462, respectively, as compared to a net loss of $22,437 and $29,529 for the same periods in 2007.  The expenses for the quarter ended June 30, 2008 represented general and administrative expenses, consulting fees and the payment of professional fees.

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

As of the end of the period covered by this report, Brian Kitts, our President and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Kitts concluded that our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic SEC reports. We were unable to meet our requirements to timely file our Exchange Act reports for the quarter ended June 30, 2008 and we were unable to accurately account for a consulting agreement and the receivables due thereunder, which required us to restate our financial statements for the year ended December 31, 2007 and the first two quarters of 2008. Management evaluated the impact of our inability to timely file our reports and accurately account for our accounts receivable due under the consulting agreement on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings and account for our accounts receivable represented material weaknesses.

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

Date: March 24, 2009