Form 10-Q/A
period 2008-03-31
BRISAM CORP
filed 2009-03-31
CIK 894557

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

EXPLANATORY NOTE

Brisam Corporation is filing this Amendment No. 1 to Form 10-Q (the “Amendment”) to amend its quarterly report on Form 10-Q for the period ended March 31, 2008 (the “Original Filing”), as filed with the Securities and Exchange Commission on September 12, 2008. The purpose of this Amendment is to respond to comments received from the Securities and Exchange Commission relating to the accounting for accounts receivable associated with the Reber America Agreement and the disclosure of Brisam’s disclosure controls and procedures. This Amendment does not amend any other information previously filed in the Original Filing.  The Original Filing is hereby superseded and amended with respect to Part I, Items 1, 2 and 4T set forth in this Amendment. Except for the cover page and this explanatory note, this Amendment continues to speak as of the original filing date and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of the Original Filing.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements
BRISAM CORPORATION (formerly Skynet Telematics, Inc.)
Condensed Consolidated Balance Sheets (Restated)

	March 31,	December 31,
	2008	2007
Assets	(Unaudited)	(Audited)

Current assets:
Prepaid expenses	$-	205
Total current assets	-	205

Total assets	$-	$205

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$6,295	$-
Accrued liabilities	3,500	3,500
Accrued interest – related party	2,223	1,308
Note payable – related party	54,500	39,500
Total current liabilities	66,518	44,308

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2008 and December 31, 2007, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares
authorized, 28,507,556 and 28,507,556 shares issued
and outstanding as of March 31, 2008 and
December 31, 2007, respectively	28,508	28,508
Common stock authorized and unissued, 36,610,690 and 60,690 as of March 31, 2008 and December 31, 2007, respectively	36,611	61
Additional paid in capital	19,543,930	19,543,930
Accumulated (deficit)	(19,675,567)	(19,616,602)
Total stockholders’ equity	(66,518)	(44,103)

Total liabilities and stockholders’ equity	$-	$205

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISAM CORPORATION (formerly Skynet Telematics, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
	(Restated)

Revenue	$-	$-

Expenses:
General and administrative expenses	-	7,092
Consulting fees	35,000	-
Professional fees	23,050	-
Total expenses	58,050	7,092

Net operating (loss)	(58,050)	(7,092)

Other income (expense):
Interest expense – related party	(915)	-
Total other income (expense)	(915)	-

Net (loss)	$(58,965)	$(7,092)

Weighted average number of common shares
Outstanding – basic	39,884,913	2,155,538

Net (loss) per share – basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISAM CORPORATION (formerly Skynet Telematics, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
	(Restated)
Cash flows from operating activities
Net (loss)	$(58,965)	$(7,092)
Shares issued for services	36,550	-
Adjustments to reconcile net income (loss) to net cash
(used) in operating activities:
Prepaid expenses	205	-
Accrued liabilities	6,295	(1,106)
Interest payable – related party	915	-
Net cash (used) by operating activities	(15,000)	(8,198)

Cash flows from financing activities
Proceeds from notes payable – related party	15,000	-
Net cash provided by financing activities	15,000	-

Net (decrease) in cash	-	(8,198)
Cash – beginning	-	8,669
Cash – ending	$-	$471

Supplemental disclosure
Interest paid	$-	$-
Income taxes paid	$-	$-

Shares and options issued for services	$36,550	$-

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

Note 2 – Accounting Change

We have restated our previously issued March 31, 2008 financial statements for matters related to the following previously reported items: Revenue totaling $60,000 and a corresponding accounts receivable relating to a consulting agreement entered into in October 2007. The accompanying financial statements for the three months ended March 31, 2008 have been restated to reflect the change in accordance with Statement of Accounting Standards Board No. 154, “Accounting Change and Error Correction”.  The following is a summary of the restatements for March 31, 2008:

Decrease of previously reported accounts receivable:
- Accrual of consulting fees receivable pursuant to agreement     $120,000

Increase of previously reported accumulated deficit:
- Elimination of revenue previously accrued                 $120,000

The effect on the Company’s previously issued March 31, 2008 financial statements are summarized as follows:

Consolidated Balance Sheet as of March 31, 2008

	Previously Reported	Net Change	Restated
Assets
Current assets
Accounts receivable	$120,000	$(120,000)	$-
Total current assets	120,000	(120,000)	-

	$120,000	$(120,000)	$-

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,295	$-	$6,295
Accrued liabilities	3,500		3,500
Accrued interest – related party	2,223	-	2,226
Note payable – related party	54,500	-	54,500
Total current liabilities	66,518	-	66,518

Stockholders’ (deficit)
Common stock	28,508	-	28,508
Shares authorized and unissued	36,611	-	36,611
Additional paid-in capital	19,543,930	-	19,543,930
Accumulated (deficit)	(19,555,567)	120,000	(19,675,567)
Total stockholders’ (deficit)	53,482	120,000	(66,518)

	$60,205	-	$-

Consolidated Statement of Operations for the Three Months Ended March 31, 2008

	Previously Reported	Net Change	Restated

Revenue	$60,000	$(60,000)	$-

Expenses:
Consulting fees	35,000		35,000
Professional fees	23,050	-	23,050
Total operating expenses	58,050	-	58,050

Other income (expense)
Interest expense – related party	(915)	-	(915)
Total other (expense)	(915)	-	(915)

	$1,035	$(60,000)	$(58,965)

Note 3 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $19,675,567 through March 31, 2008.

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

Note 7 – Subsequent events

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future.  As of March 31, 2008, the Company had an accumulated deficit of $19,675,567 dollars.  There can be no assurances that the Company can achieve or sustain profitability or that the Company’s operating losses will not increase in the future.

On October 1, 2007, Mr. Kitts was appointed as the Company’s sole officer and director. As his first endeavor, Mr. Kitts located a private company in need of business development consulting to enhance its products and services. On October 2, 2007, the Company entered into a business development agreement with Reber America, Inc., whereby the Company, primarily through Mr. Kitts, provides business development consulting services for Reber in exchange for compensation of $20,000 per month, which was to be paid by Reber once it had sufficient funds. As a result of Reber’s inability to pay until it had adequate working capital resources, we did not record any receivables related to the Reber agreement through March 31, 2008. When, and if, we receive funds from Reber, we will record these funds as revenues when they are actually received.

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

Results of Operations

During the three months ended March 31, 2008 and 2007, the Company did not generate any revenues while it was in search of opportunities to expand or enhance its business operations.  On October 2, 2007, the Company entered into an agreement with Reber America, Inc. to provide business development consulting services for $20,000 per month, which was to be paid by Reber once it had sufficient funds. As a result of Reber’s inability to pay until it had adequate working capital resources, we did not record any receivables related to the Reber agreement through March 31, 2008. When, and if, we receive funds from Reber, we will record these funds as revenues when they are actually received. The Company intends on pursuing similar types of consulting agreements along with entering the natural resource and energy industry through its wholly owned subsidiary, Brisam Energy, Inc.

During the quarter ended March 31, 2008, the Company had a net loss of $58,050 as compared to a net loss of $7,092 for the same period in 2007.  The expenses for the quarter ended March 31, 2008 represented consulting fees and the payment of professional fees.

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

As of the end of the period covered by this report, Brian Kitts, our President and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Kitts concluded that our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic SEC reports. We were unable to meet our requirements to timely file our Exchange Act reports for the quarters ended March 31, 2008 and June 30, 2008 and we were unable to accurately account for a consulting agreement and the receivables due thereunder, which required us to restate our financial statements for the year ended December 31, 2007 and the first two quarters of 2008. Management evaluated the impact of our inability to timely file our reports and accurately account for our accounts receivable due under the consulting agreement on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings and account for our accounts receivable represented material weaknesses.

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

Section V.                          Protective Provisions.  So long as any shares of Class A Preferred Stock are outstanding, this Corporation shall not without first obtaining the approval (by vote or written consent, as provided by law) of the Holders of the Class A Preferred Stock which is entitled, other than solely by law, to vote with respect to the matter, and which Preferred Stock represents at least a majority of the voting power of the then outstanding shares of such Class A Preferred Stock:

(a) alter or change the rights, preferences or privileges of the shares of Class A Preferred Stock so as to affect adversely the shares;

(b) increase or decrease (other than by redemption or conversion) the total number of authorized shares of preferred stock;

(c) authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security (i) having a preference over, or being on a parity with, the Class A Preferred Stock with respect to dividends or upon liquidation, or (ii) having rights similar to any of the rights of the Class A Preferred Stock; or

(d) amend the Corporation’s Articles of Incorporation or bylaws

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