Form 10-K/A
period 2008-12-31
BRISAM CORP
filed 2009-03-31
CIK 894557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                          [  ]  Yes                      [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.                                                                              [  ] Yes                      [X] No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [  ] No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                     [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                                                                          Accelerated filer [  ]

Non-accelerated filer [  ]  (Do not check if a smaller reporting company)                                                       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                            Yes  [X]      No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $90,749.13 based on a share value of $0.11, adjusted for the 1-for-100 reverse stock split implemented in August of 2007.

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

None.

EXPLANATORY NOTE

Brisam Corporation is filing this Amendment No. 1 to Form 10-K (the “Amendment”) to amend its annual report on Form 10-K for the fiscal year ended December 31, 2007 (the “Original Filing”), as filed with the Securities and Exchange Commission on September 9, 2008. The purpose of this Amendment is to respond to comments received from the Securities and Exchange Commission relating to the accounting for accounts receivable associated with the Reber America Agreement and the disclosure of Brisam’s disclosure controls and procedures. This Amendment does not amend any other information previously filed in the Original Filing.  The Original Filing is hereby superseded and amended with respect to Part I, Item 1 and Part II, Items 7, 8 and 9(A)T set forth in this Amendment. Except for the cover page and this explanatory note, this Amendment continues to speak as of the original filing date and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of the Original Filing.

BRISAM CORPORATION
FORM 10-K/A

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

Our Business

Skynet’s original business plan was not financially successful through the period ended September 30, 2007 and the Company was assessing various options and new business strategies.  On October 1, 2007, the Company’s prior management located an individual, Mr. Brian Kitts, which it thought had the necessary skills and business acumen necessary to develop a new business plan and enhance stockholder value. Mr. Kitts was appointed as the Company’s sole officer and director. As his first endeavor, Mr. Kitts located a private company in need of business development consulting to enhance its products and services. On October 2, 2007, the Company entered into a business development agreement with Reber America, Inc., whereby the Company, primarily through Mr. Kitts, provides business development consulting services for Reber in exchange for compensation of $20,000 per month, which was to be paid by Reber once it had sufficient funds. As a result or Reber’s inability to pay until it had adequate working capital resources, we did not record any receivables related to the Reber agreement through the year ended December 31, 2007. When, and if, we receive funds from Reber, we will record these funds as revenues when they are actually received. A copy of the Reber agreement was attached as Exhibit 10.1 to our Form 10-QSB for the quarter ended June 30, 2007 filed on July 10, 2008.

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

Dependence on One or a Few Major Customers

As of December 31, 2007, we have one major customer, Reber America. Because we only entered the consulting services arena in October of 2007, we believe that during fiscal 2008 we will be able to expand our customer base and/or diversify our operations into the energy and natural resource sector through our Brisam Energy subsidiary.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future.  As of December 31, 2007, the Company had an accumulated deficit of $19,616,602 dollars.  There can be no assurances that the Company can achieve or sustain profitability or that the Company’s operating losses will not increase in the future.

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

During the year ended December 31, 2007, we entered into an agreement with Reber America to provide consulting services for $20,000 per month, which was to be paid by Reber once it had sufficient funds. As a result or Reber’s inability to pay until it had adequate working capital resources, we did not record any receivables related to the Reber agreement through December 31, 2007. When, and if, we receive funds from Reber, we will record these funds as revenues when they are actually received. Therefore we did not generate any revenues during the years ended December 31, 2007 and 2006 while we were in search of opportunities to expand or enhance our business operations.  We intend on pursuing similar types of consulting agreements along with entering the natural resource and energy industry through our wholly owned subsidiary, Brisam Energy, Inc.

During the year ended December 31, 2007, we had a net loss $80,060 as compared to a net loss of $50 for the same period in 2006. The expenses for the year ended December 31, 2007 represented general and administrative expenses of $4,430, consulting fees of $34,428 and professional fees in the amount of $39,894.

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

MOORE & ASSOCIATES, CHARTERED

      ACCOUNTANTS AND ADVISORS
        PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Brisam Corporation

We have audited the accompanying balance sheets of Brisam Corporation as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
Moore & Associates, Chartered
Las Vegas, Nevada
September 9, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV  89146 (702) 253-7499 Fax (702) 253-7501

Brisam Corporation
(formerly Skynet Telematics, Inc.)
Balance Sheets

	December 31,	December 31,
	2007	2006
Assets	(Restated)

Current assets:
Cash	$-	$8,669
Prepaid expenses	205	1,966
Total current assets	205	10,635

Total assets	$205	$10,635

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued liabilities	$3,500	$1,106
Accrued interest - related party	1,308	-
Note payable - related party	39,500	-
Total current liabilities	44,308	1,106

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized,
28,507,556 and 2,992,472 shares issued and outstanding
at December 31, 2007 and 2006, respectively	28,508	3,001
Common stock authorized and unissued, 60,690 and no shares
at December 31, 2007 and 2006, respectively	61	-
Additional paid in capital	19,543,930	19,543,070
Accumulated (deficit)	(19,616,602)	(19,536,542)
	(44,103)	9,529

Total liabilities and stockholders’ equity	$205	$10,635

The accompanying notes are an integral part of these condensed financial statements.

Brisam Corporation
(formerly Skynet Telematics, Inc.)
Statements of Operations

	For the Year Ended
	December 31,
	2007	2006
(Restated)

Revenue	$-	$-

Expenses:
General and administrative expenses	4,430	50
Consulting fees	34,428	-
Professional fees	39,894	-
Total expenses	78,752	50

Net operating (loss)	(78,752)	(50)

Other Income (expense):
Interest expense - related party	(1,308)	-
Total other (expense)	(1,308)	-

Provision for Income Taxes	-	-

Net (loss)	$(80,060)	$(50)

Weighted average number of common shares
outstanding - basic and fully diluted	5,943,815	2,122,538

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

Brisam Corporation
(formerly Skynet Telematics, Inc.)
Statement of Stockholders’ Equity Deficit

			Additional	Shares		Total
	Common Stock		Paid-in	Authorized	Accumulated	Stockholders’
	Shares	Amount	Capital	Un-issued	(Deficit)	Equity

Balance, December 31, 2005	2,992,472	$2,992	$19,543,070	$-	$(19,536,492)	$9,570

Net (loss), December 31, 2006	-	-	-	-	(50)	(50)
Balance, December 31, 2006	2,992,472	2,992	19,543,070	-	(19,536,542)	9,520
Re-capitalization adjustment	8,634	9	(9)			-
Shares issued for services	25,506,450	25,507	-	-	-	25,507
Shares authorized and unissued
for services	-	-	869	61	-	930
Net (loss), December 31, 2007	-	-	-	-	(80,060)	(80,060)

Balance, December 31, 2007	28,507,556	$28,508	$19,543,930	$61	$(19,616,602)	$(44,103)

The accompanying notes are an integral part of these condensed financial statements.

Brisam Corporation
(formerly Skynet Telematics, Inc.)
Statements of Cash Flows

	For the Year Ended
	December 31,
	2007	2006
(Restated)

Cash flows from operating activities
Net (loss)	$(80,060)	$(50)
Shares issued for services	26,428	-
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Prepaid expenses	1,762	(1,966)
Accrued liabilities	2,393	(1,034)
Accrued interest - related party	1,308	-
Net cash used by operating activities	(48,169)	(3,050)

Cash flows from financing activities
Proceeds from notes payable - related party	39,500	-
Net cash provided by financing activities	39,500	-

Net increase in cash	(8,669)	(3,050)
Cash, beginning	8,669	11,719
Cash, ending	$-	$8,669

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Shares issued for services	$26,428	$-

The accompanying notes are an integral part of these condensed financial statements.

Brisam Corporation
(formerly Skynet Telematics, Inc.)
Notes to Financial Statements
(Restated)

Note 1 – Summary of Accounting Policies

Nature of business
We were originally incorporated under the laws of Nevada on March 14, 1990 under the name Peripheral Connections, Inc. In 1998, we changed our name to Skynet Telematics, Inc., then to Skynet Telematics.com, Inc. and back to Skynet Telematics, Inc. in 2002. In July 2007 we changed our name to Brisam Corporation. We currently provide business development consulting services and are transitioning into becoming a diversified holding company with multiple subsidiaries involved in diversified business interests. We intend to seek business opportunities across all industries for potential transactions and relationships in which we can apply resources and management strengths.

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

Note 2 – Accounting Change

We have restated our previously issued December 31, 2007 financial statements for matters related to the following previously reported items: Revenue totaling $60,000 and a corresponding accounts receivable relating to a consulting agreement entered into in October 2007. The accompanying financial statements for the year ended December 31, 2007 have been restated to reflect the change in accordance with Statement of Accounting Standards Board No. 154, “Accounting Change and Error Correction”.  The following is a summary of the restatements for December 31, 2007:

Decrease of previously reported accounts receivable:
- Accrual of consulting fees receivable pursuant to agreement     $60,000

Increase of previously reported accumulated deficit:
- Elimination of revenue previously accrued                 $60,000

The effect on the Company’s previously issued December 31, 2007 financial statements are summarized as follows:

Consolidated Balance Sheet as of December 31, 2007

	Previously Reported	Net Change	Restated
Assets
Current assets
Accounts receivable	$60,000	$(60,000)	$-
Prepaid expenses	205	-	205
Total current assets	60,205	(60,000)	205

	$60,205	$(60,000)	$205

Liabilities and Stockholders’ Equity
Current liabilities
Accrued liabilities	$3,500	$-	$3,500
Accrued interest – related party	1,308	-	1,308
Note payable – related party	39,500	-	39,500
Total current liabilities	44,308	-	44,308

Stockholders’ (deficit)
Common stock	28,508	-	28,508
Shares authorized and unissued	61	-	61
Additional paid-in capital	19,543,931	-	19,543,930
Accumulated (deficit)	(19,556,603)	60,000	(19,616,602)
Total stockholders’ (deficit)	15,897	60,000	(44,103)

	$60,205	-	$205

Consolidated Statement of Operations for the Year Ended December 31, 2007

	Previously Reported	Net Change	Restated

Revenue	$60,000	$(60,000)	$-

Expenses:
General and administrative	4,430	-	4,430
Consulting fees	34,428	-	34,428
Professional fees	39,894	-	39,894
Total operating expenses	78,752	-	78,752

Other income (expense)
Interest expense – related party	(1,308)	-	(1,308)
Total other (expense)	(1,308)	-	(1,308)

	$(20,060)	$(60,000)	$(80,060)

Note 3 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of approximately $19,616,602 for the period ended December 31, 2007.

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

Note 4 – Income taxes

The provision for income taxes consists of the following:

	2007	2006
Current tax	$-	$-
Deferred tax benefit	(27,227)	(-)
Benefits of operating loss carryforwards	27,227	-
Provision for Income Tax	$-	$-

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of December 31, 2007. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset. Furthermore, the Company has determined that prior net operating loss caryforwards were nullified with the Company’s change in business plan.  The Company’s beginning deferred tax asset and valuation allowance were reduce to zero.

Description	NOL Balance	Tax	Rate
Net Operating Loss	$75,252	$25,586	34%
Accrued expenses	4,808	1,635	34%
Valuation Allowance		(27,221)
Deferred Tax Asset – 12/31/2007		$--

During the year ended December 31, 2007, the valuation allowance increased to $27,221.

The Company has the following operating loss carry forwards available at December 31, 2007:

Operating Losses
Expires	Amount
2022	75,252

Reconciliation between income taxes at the statutory tax rate (34%) and the actual income tax provision for continuing operations follows:

	2007		2006
Expected Tax Provision	$(27,221)	$	(-)
Effect of:
Graduated rates			-
Increase in Valuation allowance	27,221		-
Actual Tax Provision	$-		$-

Note 5 – Related party transactions

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

As of the end of the period covered by this report, Brian Kitts, our President and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Kitts concluded that our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic SEC reports. We were unable to meet our requirements to timely file our Exchange Act reports for the year ended December 31, 2007 through March 31, 2008. In addition, as of December 31, 2007 we had significant material weaknesses in our internal controls and we were unable to accurately account for a consulting agreement and the receivables due thereunder, which required us to restate our financial statements for the year ended December 31, 2007 and the first two quarters of 2008. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission, the material weaknesses in our internal controls on our assessment of our disclosure controls and procedures, and the inability to accurately account for accounts receivable and has concluded that the control deficiency that resulted in the inability to timely make these filings, our inadequate internal controls and inability to accurately account for our accounts receivable represented material weaknesses.

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

PART IV

Item 15.         Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index
			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1(i)(a)	Amended and Restated Articles of Incorporation, as currently in effect		10-K	12/31/07	3.1(i)(a)	09/09/08
3.1(i)(b)	Brisam Energy, Inc. Articles of Incorporation		8-K		3.1(i)	03/06/08
3(ii)	Bylaws as currently in effect		10-KSB	12/31/96	3(ii)	03/17/97
4.1	Certification of Designation of Preferences, Rights and Limitations of Class A Preferred Stock		8-K		4.1	05/22/08
10.1	Reber America Business Development and Consulting Agreement dated October 2, 2007		10-QSB	06/30/07	10.1	07/14/08
10.2	Trillium Letter Agreement dated February 14, 2008		8-K		10.7	03/06/08
31.1	Certification of Brian Kitts, President and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Brian Kitts, President and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
99.1	Majority Stockholder Consent dated May 5, 2008		8-K		99.1	06/16/08

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISAM CORPORATION

By: /s/ Brian Kitts
       Brian Kitts, President

Date: March 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Brian Kitts	President, Secretary, Treasurer and Director	March 24, 2009
Brian Kitts	(Principal Executive, Principal Financial and Principal Accounting Officer)