Form 10-Q
period 2008-09-30
BRISAM CORP
filed 2009-04-30
CIK 894557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☒       No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on April 1, 2009, was 65,118,246 shares; however, 35,000,000 of these shares are on administrative hold and in dispute.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements
BRISAM CORPORATION (formerly Skynet Telematics, Inc.)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets		(Restated)

Current assets:
Prepaid expenses	$-	$205
Total current assets	-	205

Total assets	$-	$205

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$18,614	$-
Accrued liabilities	-	3,500
Accrued interest – related party	5,625	1,308
Note payable – related party	114,200	39,500
Total current liabilities	138,439	44,308

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares
authorized, 1,000,000 and no shares issued and outstanding as of September 30, 2008 and
December 31, 2007, respectively	1,000	-
Common stock, $0.001 par value, 500,000,000 shares
authorized, 65,118,246 and 28,507,556 shares issued
and outstanding as of September 30, 2008 and
December 31, 2007, respectively	65,118	28,508
Common stock authorized and unissued, zero and 60,690 as of September 30, 2008 and December 31, 2007, respectively	-	61
Additional paid in capital	19,543,930	19,543,930
Accumulated (deficit)	(19,748,487)	(19,616,602)
Total stockholders’ equity	(138,439)	(44,103)

Total liabilities and stockholders’ equity	$-	$205

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRISAM CORPORATION (formerly Skynet Telematics, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$-	$-	$-	$-

Expenses:
General and administrative expenses	1,849	525	7,019	3,160
Consulting fees	-	350	36,000	8,350
Professional fees	31,500	-	84,550	18,894
Total expenses	33,349	875	127,569	30,404

Net operating (loss)	(33,349)	(875)	(127,569)	(30,404)

Other income (expense):
Interest expense - related party	(2,074)	-	(4,317)	-
Total other income (expense)	(2,074)	-	(4,317)	-

Net (loss)	$(35,423)	$(875)	$(131,886)	$(30,404)

Weighted average number of common shares
outstanding - basic	65,118,246	2,024,693	56,799,565	3,009,026

Net (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRISAM CORPORATION (formerly Skynet Telematics, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
Operating activities
Net income (loss)	$(131,886)	$(30,404)
Shares issued for services	37,550	350
Adjustments to reconcile net income (loss) to
Net cash used by operating activities:
Prepaid expenses	205	(534)
Accounts payable	18,614	-
Accrued liabilities	(3,500)	525
Accrued interest – related party	4,317	(1,106)
Net cash used by operating activities	(74,700)	(31,169)

Investing activities
Net cash used by investing activities	-	-

Financing activities
Proceeds from notes payable – related party	111,200	22,500
Payments on notes payable – related party	(36,500)	-
Net cash provided by financing activities	74,700	22,500

Net increase in cash	-	(8,669)
Cash – beginning	-	8,669
Cash – ending	$-	$-

Supplemental disclosure
Interest paid	$-	$-
Income taxes paid	$-	$-

Shares issued for services	$37,550	$350

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

Note 2 – Going concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $19,748,487 through September 30, 2008.

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

Note 3 – Related party transactions
As of September 30, 2008, our sole officer and director, Mr. Kitts, advanced $114,200 for operating expenses. We have recorded a note payable to Mr. Kitts in the amount of $114,200. The note bears interest at a rate of 8% per annum and is due on demand. As of September 30, 2008, we have accrued interest in the amount of $5,625.

Note 4 – Commitments
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

Note 6 – Subsequent Events

Effective April 6, 2009, the Company amended its Articles of Incorporation to (i) change its corporate name to “Eleven Holdings Corporation”, and (ii) reverse its outstanding shares of common stock on a 1-for-200 basis. As a result of the reverse stock split, no fractional shares were issued and any fractional shares that would have resulted were rounded up to the next whole share. Further, (i) any stockholder that held 200 or less shares continued to hold the same number of shares as of the effective date and (ii) any stockholder that held more than 200 shares continued to hold at least 200 shares following the reverse stock split.

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

Item 2.           Management’s Discussion and Analysis

Overview of Current Operations

Brisam Corporation (“Brisam” or the “Company”) was incorporated under the laws of Nevada on March 14, 1990 under the name Peripheral Connections, Inc. In 1998, the name was changed to Skynet Telematics, Inc., then to Skynet Telematics.com, Inc. in 2000 and again back to Skynet Telematics, Inc. in 2002. Finally, in July of 2007 the name was changed to Brisam Corporation.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future.  As of September 30, 2008, the Company had an accumulated deficit of $19,748,487.  There can be no assurances that the Company can achieve or sustain profitability or that the Company’s operating losses will not increase in the future.

On October 1, 2007, Mr. Kitts was appointed as the Company’s sole officer and director. As his first endeavor, Mr. Kitts located a private company in need of business development consulting to enhance its products and services. On October 2, 2007, the Company entered into a business development agreement with Reber America, Inc., whereby the Company, primarily through Mr. Kitts, provides business development consulting services for Reber in exchange for compensation of $20,000 per month, which was to be paid by Reber once it had sufficient funds. This agreement was terminated effective as of July 1, 2008. As a result of Reber’s inability to pay until it had adequate working capital resources, we did not record any receivables related to the Reber agreement through the termination date of the agreement. When, and if, we receive funds from Reber, we will record these funds as revenues when they are actually received.

In addition to the agreement described above, subsequent to the year ended December 31, 2007, the Company located a potential strategic partner for locating and participating in natural resource opportunities in Canada. To pursue this opportunity the Company formed Brisam Energy, Inc. as a wholly owned subsidiary and on February 14, 2008 Brisam Energy entered into a letter agreement with Trillium Energy Group Ltd. (formerly Trillium Management Ltd.), whereby Trillium will locate certain opportunities for review by Brisam Energy and Brisam Energy will use its best efforts to fund Trillium with up to $5 million to be used for funding and development opportunities. In August of 2008, Trillium located one opportunity to partner on the drilling of a test oil well in Canada. However, in October of 2008, Brisam Energy terminated the agreement with Trillium and is currently seeking additional opportunities in the energy and natural resource industry.

Results of Operations

During the three and nine months ended September 30, 2008 and 2007, the Company did not generate any revenues while it was in search of opportunities to expand or enhance its business operations.  On October 2, 2007, the Company entered into an agreement with Reber America, Inc. to provide business development consulting services for $20,000 per month, which was to be paid by Reber once it had sufficient funds. As a result of Reber’s inability to pay until it had adequate working capital resources, we did not record any receivables related to the Reber agreement through September 30, 2008. When, and if, we receive funds from Reber, we will record these funds as revenues when they are actually received. The Company intends on pursuing similar types of consulting agreements along with entering the natural resource and energy industry through its wholly owned subsidiary, Brisam Energy, Inc.

During the three and nine months ended September 30, 2008, the Company had a net loss of $35,423 and $131,886, respectively, as compared to a net loss of $875 and $30,404 for the same periods in 2007.  The expenses for the quarter ended September 30, 2008 represented general and administrative expenses, consulting fees and the payment of professional fees.

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

As of September 30, 2008, we did not have any employees.  We are dependent upon Brian Kitts, our sole officer and a director for our future business development.  As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

As a result of the Company’s current limited available cash, no officer or director received compensation through the quarter ended September 30, 2008. The Company has no employment agreements in place with its officers.

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

In March of 2008, the FASB issued SFAS No. 161 (“FAS 161”), “Disclosures about Derivative Instruments and Hedging Activities” FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on the entity’s financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the provisions of FAS 161.

In May of 2008, the FASB issued SFAS No. 162 (“FAS 162”), “The Hierarchy of Generally Accepted Accounting Principles”. FAS 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. FAS 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. FAS 162 has no effect on our financial position, statements of operations, or cash flows at this time.

             In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

As of the end of the period covered by this report, Brian Kitts, our President and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Kitts concluded that our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic SEC reports. We were unable to meet our requirements to timely file our Exchange Act reports for the quarter ended September 30, 2008 and we were unable to accurately account for a consulting agreement and the receivables due thereunder, which required us to restate our financial statements for the year ended December 31, 2007 and the first two quarters of 2008. Management evaluated the impact of our inability to timely file our reports and accurately account for our accounts receivable due under the consulting agreement on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings and account for our accounts receivable represented material weaknesses.

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

Item 1A. Risk Factors.

Risks Relating To Our Business and Marketplace

An evaluation of us is extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue or sell any unregistered equity securities during the quarter ended September 30, 2008.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2008.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the third quarter of 2008.

Item 5.           Other Information.

Effective April 6, 2009, the Company amended its Articles of Incorporation to (i) change its corporate name to “Eleven Holdings Corporation”, and (ii) reverse its outstanding shares of common stock on a 1-for-200 basis. As a result of the reverse stock split, no fractional shares were issued and any fractional shares that would have resulted were rounded up to the next whole share. Further, (i) any stockholder that held 200 or less shares continued to hold the same number of shares as of the effective date and (ii) any stockholder that held more than 200 shares continued to hold at least 200 shares following the reverse stock split.

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

Date: April 29, 2009